Form 10-Q
period 2026-03-31
Shreya Acquisition Group
filed 2026-06-18
CIK 2083452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

SHREYA ACQUISITION GROUP

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	001-43272	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

244 Fifth Avenue; Suite #1836 New York, NY	10001
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (230) 211-6242

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, one redeemable warrant and one right	SAGAU	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SAGA	The New York Stock Exchange
Warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SAGAW	The New York Stock Exchange
Rights, each right entitling the holder to one-fourth of one Class A Ordinary Share	SAGAR	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 18, 2026, there were 11,231,750 Class A ordinary shares, $0.0001 par value and 4,928,571 Class B ordinary shares, $0.0001 par value, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SHREYA ACQUISITION GROUP

SHREYA ACQUISITION GROUP
BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS
Current Assets
Prepaid expenses	$2,888	$1,150
Total Current Assets	2,888	1,150

Non-Current Assets
Deferred offering costs	153,517	50,000
Total Assets	$156,405	$51,150

LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$46,407	$-
Accrued offering costs	46,226	-
Due to related party	143,245	32,815
Total Current Liabilities	235,878	32,815

Commitments and Contingencies (Note 6)
Shareholder’s (Deficit) Equity
Preferred shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 480,000,000 shares authorized; none issued and outstanding	-	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,928,571 shares issued and outstanding(1)(2)	493	493
Additional paid-in capital	24,507	24,507
Accumulated deficit	(104,473)	(6,665)
Total Shareholder’s (Deficit) Equity	(79,473)	18,335
TOTAL LIABILITIES AND SHAREHOLDER’S (DEFICIT) EQUITY	$156,405	$51,150

(1)	This includes up to 642,857 Class B ordinary shares that were originally subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On May 8, 2026, the underwriters partially exercised the over-allotment option, and accordingly, up to 214,286 Class B ordinary shares remain subject to forfeiture to the extent the remaining over-allotment option is not exercised in full or in part (see Note 7).
(2)	Gives retroactive effect to the cancellation of the Initial Share and issuance of the Founder Shares on July 22, 2025 and the issuance of the Bonus Shares on February 25, 2026 (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

SHREYA ACQUISITION GROUP

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2026	For the Nine Months Ended March 31, 2026
General and administrative costs	$(16,397)	$97,808
Net income (loss)	$16,397	$(97,808)
Weighted average Class B ordinary shares outstanding, basic and diluted(1)(2)	4,285,714	4,285,714
Basic and diluted net loss per Class B ordinary share	$0.00	$(0.02)

(1)	This excludes up to 642,857 Class B ordinary shares that were originally subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On May 8, 2026, the underwriters partially exercised the over-allotment option, and accordingly, up to 214,286 Class B ordinary shares remain subject to forfeiture to the extent the remaining over-allotment option is not exercised in full or in part (see Note 7).
(2)	Gives retroactive effect to the cancellation of the Initial Share and issuance of the Founder Shares on July 22, 2025 and the issuance of the Bonus Shares on February 25, 2026 (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

SHREYA ACQUISITION GROUP

STATEMENTS OF CHANGES IN SHAREHOLDER’S (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares(1)(2)		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - July 1, 2025	-	$-	4,928,571	$493	$24,507	$(6,665)	$18,335
Net loss	-	-	-	-	-	(77,140)	(77,140)
Balance - September 30, 2025	-	$-	4,928,571	$493	$24,507	$(83,805)	$(58,805)
Net loss	-	-	-	-	-	(37,065)	(37,065)
Balance - December 31, 2025	-	$-	4,928,571	$493	$24,507	$(120,870)	$(95,870)
Net income	-	-	-	-	-	16,397	16,397
Balance - March 31, 2026	-	$-	4,928,571	$493	$24,507	$(104,473)	$(79,473)

(1)	This includes up to 642,857 Class B ordinary shares that were originally subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part. On May 8, 2026, the underwriters partially exercised the over-allotment option, and accordingly, up to 214,286 Class B ordinary shares remain subject to forfeiture to the extent the remaining over-allotment option is not exercised in full or in part (see Note 7).
(2)	Gives retroactive effect to the cancellation of the Initial Share and issuance of the Founder Shares on July 22, 2025 and the issuance of the Bonus Shares on February 25, 2026 (see Note 7).

The accompanying notes are an integral part of these unaudited financial statements.

SHREYA ACQUISITION GROUP

STATEMENT OF CASH FLOW

FOR THE NINE MONTHS ENDED MARCH 31, 2026

(Unaudited)

Cash flows from operating activities:
Net loss	$(97,808)
Changes in operating assets and liabilities:
Prepaid expenses	(1,738)
Accrued expenses	46,407
Due to related party	53,139
Net cash used in operating activities	-

Net change in cash	-
Cash - Beginning of period	-
Cash - End of period	$-

Supplemental Disclosures of Non-cash Financing Activities
Deferred offering costs included in accrued offering costs	$46,226
Deferred offering costs included in due to related party	$57,291

The accompanying notes are an integral part of these unaudited financial statements.

SHREYA ACQUISITION GROUP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1: ORGANIZATION AND BUSINESS OPERATIONS

Shreya Acquisition Group (the “Company”) is a blank check company with limited liability incorporated in the Cayman Islands on June 25, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to as a “target business” (the “Business Combination”).

The Company does not have any specific Business Combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

As of March 31, 2026, the Company had not yet commenced any operations. All activity for the period from June 25, 2025 (inception) through March 31, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

The Company’s founder and sponsor is Thews (Mauritius) Limited (the “Sponsor”).

The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2026. On May 8, 2026, the Company consummated the Initial Public Offering of 11,000,000 units including 1,000,000 additional public units as the underwriters’ over-allotment option was partially exercised (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $110,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 191,750 units (the “Private Placement Units, and, with respect to the Class A ordinary shares included in the Private Placement Units being sold, the “Private Placement Shares”) to the Sponsor, at a price of $10.00 per unit, generating gross proceeds of $1,917,500 (see Note 4).

Transaction costs amounted to $1,731,694, consisting of $600,000 of cash underwriting fees, $600,000 of deferred underwriting fees which will be paid on the consummation of an initial Business Combination, $171,600 representing the fair value of the Representative Shares issued to the underwriter (see Note 6) and $360,094 of other offering costs, including legal and filing fees.

The Company’s board of directors has broad discretion in determining the fair market value of a target business. While the Company generally must acquire a target with a fair market value of at least 80% of the Trust Account (defined below) assets, this requirement does not apply if the Company is delisted from the New York Stock Exchange. An independent third-party valuation is only required if the board cannot make this determination or if the target is affiliated with insiders. The Company expects to acquire 100% of a target’s equity or assets but may acquire less or merge directly with the target. The transaction must result in the Company owning at least 50% of the target’s voting securities or gaining control sufficient to avoid classification as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, an amount of $110,000,000 or $10.00 per Unit, including the proceeds from the sale of the Private Placement Units, were placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, until the earliest of (i) the completion of an initial Business Combination, (ii) the liquidation of the trust account if the Company is unable to complete an initial Business Combination within the completion window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of Public Shareholders. The Company will provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their Public Shares (defined below) upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

The Company has determined not to have a minimum net tangible asset requirement to consummate any Business Combination which could be subject to Rule 419 promulgated under the Securities Act (defined in Note 2). Moreover, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

If the Company is unable to consummate the initial Business Combination within 12 months (which can be extended) from the Closing of the Initial Public Offering (the “Completion Window”), the Company will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Public Shareholders. In the event of liquidation and subsequent dissolution, the rights will expire and will be worthless.

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should the Company not complete a Business Combination and an extension of the deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of March 31, 2026, the Company had no cash and a working capital deficit of $232,990. However, on May 8, 2026, subsequent to the balance sheet date and prior to issuance of the financial statements, the Company consummated its Initial Public Offering, including the partial exercise of the underwriters’ over-allotment option, and the related Private Placement. Following the Initial Public Offering, the Company had $819,520 of cash held outside the Trust Account and a working capital surplus of $797,965. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a Business Combination before the mandatory liquidation date and anticipates that the Company will have sufficient liquidity to fund its operations until then or one year from the date of issuance of these financial statements, whichever is earlier. However, there can be no assurance that the Company will be able to consummate a Business Combination within the Completion Window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

The U.S. and global markets are facing volatility due to the Russia-Ukraine war and the Israel-Hamas and Israel-Iran conflicts. These events may disrupt supply chains, increase cyber threats, and cause commodity price swings. Sanctions and geopolitical tensions could destabilize financial markets. U.S. tariffs and trade uncertainties may raise business costs and reduce margins. Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. The overall impact on operations, liquidity, and potential Business Combinations remains uncertain.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. As such, the information included in these financial statements should be read in conjunction with the Company’s latest audited financial statement as of May 8, 2026 and initial audited financial statements for the period from June 25, 2025 (inception) through June 30, 2025 filed with the SEC on Form 8-K and Form S-1, respectively. In the opinion of the Company’s management, these financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2026, and the Company’s results of operations and cash flows for the periods presented. The results of operations included in the financial statements are not necessarily indicative of the results to be expected for the full year ending June 30, 2026.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of March 31, 2026 or June 30, 2025.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares, Public Warrants and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and Public Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares (i.e., Public Shares) will be charged to temporary equity and offering costs allocated to the Public Warrants, Public Rights and Private Placement Units will be charged to shareholder’s (deficit) equity as the Public Warrants, Public Rights, Private Placement Warrants and Private Placement Rights, after management’s evaluation, are accounted for under equity treatment (as well as the Private Placement Shares). As of March 31, 2026 and June 30, 2025, the Company had deferred offering costs of $153,517 and $50,000, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that is included in the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 or June 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with certain amendments to the Company’s post-offering amended and restated memorandum and articles of association, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company will recognize the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, upon completion of Initial Public Offering, Class A ordinary shares subject to possible redemption will be presented at redemption value as temporary equity, outside of the shareholder’s (deficit) equity section of the Company’s balance sheets.

Warrants

The Company will account for the Public Warrants and Private Placement Warrants (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the Private Placement, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrants under equity treatment at their assigned values. There were no Public Warrants or Private Placement Warrants outstanding as of March 31, 2026 or June 30, 2025.

Rights

The Company will account for the Public Rights and Private Placement Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the Private Placement, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the Rights under equity treatment at their assigned values. There were no Public Rights or Private Placement Rights outstanding as of March 31, 2026 or June 30, 2025.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units (including the underwriters’ partial overallotment option exercise of 1,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $110,000,000 to the Company which was placed in the Trust Account. Each Unit consists of one Class A ordinary share (“Public Share”), one redeemable warrant (“Public Warrant”) and one right (“Public Right”) to receive one-fourth (1/4th) of one Class A ordinary share upon consummation of the initial Business Combination. Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The underwriters have a 45-day option from the date of the Initial Public Offering to purchase up to 500,000 additional units to cover over-allotments, if any (see Note 6).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 191,750 Private Placement Units to the Sponsor, at a price of $10.00 per unit, generating gross proceeds of $1,917,500. Each Private Placement Unit entitles the holder thereof to one Class A ordinary share, one redeemable warrant (“Private Placement Warrant”) and one right (“Private Placement Right”) to receive one-fourth of one Class A ordinary share upon consummation of the initial Business Combination. Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor or underwriter until 30 days after the completion of the initial Business Combination, except Transfers permitted (a) to officers, directors, advisors or consultants, any affiliate or family member of any of officers, directors, advisors or consultants, any members or partners of the Sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the Sponsor, or any employees of such affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the completion window or in connection with the consummation of a business combination at prices no greater than the price at which the shares or units were originally purchased; (f) pro rata distributions from the Sponsor to its respective members, partners or shareholders pursuant to the Sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor, (h) in the event of liquidation prior to the consummation of the initial Business Combination; (i) in the event that, subsequent to consummation of an initial Business Combination, the Company completes a liquidation, merger, amalgamation, share exchange or other similar transaction which results in all of shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On July 22, 2025, the Sponsor purchased 2,957,143 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.008 per share, pursuant to a securities subscription agreement dated June 30, 2025. On February 25, 2026, the Company issued an additional 1,971,428 Class B ordinary shares to the Sponsor through a stock dividend for no additional consideration, such that the Sponsor now holds an aggregate of 4,928,571 Founder Shares at approximately $0.005 per share. The Founder Shares include an aggregate of up to 642,857 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 30% of the Company’s issued and outstanding Public Shares and Founder Shares after the Initial Public Offering (without giving effect to the sale of the Private Placement Units, and assuming the Sponsor does not purchase Units in the Initial Public Offering). As of March 31, 2026, there were 4,928,571 Founder Shares issued and outstanding, of which up to 214,286 Founder Shares are subject to forfeiture if the underwriters’ remaining over-allotment option is not exercised.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that:

●	the Founder Shares are subject to certain transfer restrictions; and

●	the Founder Shares are entitled to registration rights.

The Sponsor, officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of an initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to a post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of the obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company have not consummated an initial Business Combination within the Completion Window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete an initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of an initial Business Combination.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, whereby the Sponsor will provide office space and administrative and support services for $5,000 per month.

Related Party Loans

On August 27, 2025, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) with an aggregate principal amount of up to $300,000, which is non-interest-bearing. The principal of this note may be drawn down from time to time upon a written request from sponsor. The principal under the note was originally payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Initial Public Offering. On January 9, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) March 31, 2026 and (ii) the completion of the Initial Public Offering. On April 23, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) June 30, 2026 and (ii) the completion of the Initial Public Offering. As of March 31, 2026 and June 30, 2025, there were no amounts outstanding under the Promissory Note.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. During the period from June 25, 2025 (inception) through March 31, 2026, the Sponsor paid $168,245 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares, resulting in a due to related party of $143,245, which was repaid upon the closing of the Initial Public Offering. As of March 31, 2026 and June 30, 2025, the amount due to the related party was $143,245 and $32,815, respectively.

In order to fund working capital deficiencies or finance transaction costs in connection with initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units and include a right to receive one-tenth of one ordinary share upon consummation of the initial Business Combination (“Working Capital Right”). If the Company does not complete an initial Business Combination, the Working Capital Loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such Working Capital Loans by the Sponsor or its affiliates, or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026 and June 30, 2025, no Working Capital Loans were outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, as well as the holders of the private units (and underlying securities) and any securities issued to the initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands to register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the Private Placement Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any time after consummation of an initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 8, 2026, the underwriters purchased 1,000,000 additional Units through a partial exercise of their over-allotment option, leaving an option to purchase 500,000 additional Units within the prescribed timeframe.

In connection with the partial exercise of the over-allotment option, the Company and the underwriters entered into a Letter Agreement, dated as of May 8, 2026, pursuant to which the parties agreed that no incremental underwriting fee would be due and no additional Private Placement Units would be issued in connection with the partial exercise of the over-allotment option. The underwriters received a cash underwriting discount of $0.06 per Unit, or $600,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.60 per Unit, or $600,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Additionally, the Company issued 40,000 Class A ordinary shares to the underwriters for nominal consideration at the closing of the Initial Public Offering as representative shares (the “Representative Shares”). The Company accounted for the Representative Shares at fair value as offering costs of the Initial Public Offering, subject to allocation as described in “Deferred Offering Costs” within Note 2. The Representative Shares are deemed to be underwriters’ compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110. In addition, the underwriters have agreed to (i) not transfer, assign or sell any such shares without the Company’s written consent until the completion of Company’s initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete the initial Business Combination within the Completion Window.

NOTE 7: SHAREHOLDER’S (DEFICIT) EQUITY

Preference Shares — The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value each, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 480,000,000 Class A ordinary shares with $0.0001 par value each. As of March 31, 2026 and June 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 10,000,000 Class B ordinary shares with $0.0001 par value each. As of March 31, 2026 and June 30, 2025, an aggregate of 4,928,571 Founder Shares were issued and outstanding (reflecting retroactive presentation described below). Of the 4,928,571 Class B ordinary shares outstanding, an aggregate of up to 214,286 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ remaining over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 30% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (assuming they do not purchase any Units in the Initial Public Offering and excluding the Class A ordinary shares underlying the Private Placement Units and the Representative Shares).

Upon incorporation on June 25, 2025, the Company issued one Class B ordinary share (the “Initial Share”) with a par value of $0.0001 to Forbes Hare Trust Company Limited, which was immediately transferred to the Sponsor on June 25, 2025. On July 22, 2025, the Initial Share was cancelled upon the issuance of the 2,957,143 Founder Shares to the Sponsor. On February 25, 2026, the Company issued an additional 1,971,428 Class B ordinary shares (“Bonus Shares”) to the Sponsor through a stock dividend for no additional consideration, such that the Sponsor now holds an aggregate of 4,928,571 Founder Shares. All share amounts presented give retroactive effect from inception to the cancellation of the Initial Share, the issuance of the initial 2,957,143 Founder Shares and the issuance of the 1,971,428 Bonus Shares.

Warrants — Each Public Warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis.” Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash to settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that they are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees and may be exercised on a cashless basis at the option of the holder.

The Company assessed the Public Warrants and Private Placement Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Public Warrants and Private Placement Warrants will be classified in shareholder’s (deficit) equity.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-fourth (1/4th) of one share upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fourth (1/4th) of one share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders must hold rights in multiples of eight in order to receive shares for all the rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company assessed the Public Rights, Private Placement Rights and Working Capital Rights to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own common stock, among other conditions for equity classification. Pursuant to such evaluation, the Public Rights, Private Placement Rights and Working Capital Rights will be classified in shareholder’s (deficit) equity.

NOTE 8: SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, general and administrative costs, and earnings on investments held in Trust Account (after consummation of the Initial Public Offering), which include the accompanying statements of operations.

The key measures of segment profit or loss reviewed by the CODM are earnings on investments held in Trust Account (after consummation of the Initial Public Offering) and general and administrative costs. The CODM will review earnings on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the required completion window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as disclosed below and in Note 10.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2026. On May 8, 2026, the Company consummated the Initial Public Offering of 11,000,000 Units including 1,000,000 additional public Units as the underwriters’ over-allotment option was partially exercised, at $10.00 per Unit, generating gross proceeds of $110,000,000 (see Note 3).

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the Private Placement of 191,750 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,917,500 (see Note 4).

Underwriting Agreement

On May 8, 2026, the underwriters purchased 1,000,000 additional Units through a partial exercise of their over-allotment option, leaving an option to purchase 500,000 additional Units within the prescribed timeframe.

In connection with the partial exercise of the over-allotment option, the Company and the underwriters entered into a Letter Agreement, dated as of May 8, 2026, pursuant to which the parties agreed that no incremental underwriting fee would be due and no additional Private Placement Units would be issued in connection with the partial exercise of the over-allotment option.

Additionally, the Company issued 40,000 Class A ordinary shares to the underwriters for nominal consideration at the closing of the Initial Public Offering as Representative Shares.

See Note 6 for additional information.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination or its liquidation, whereby the Sponsor will provide office space and administrative and support services for $5,000 per month (see Note 5).

Related Party Loans

On April 23, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) June 30, 2026 and (ii) the completion of the Initial Public Offering (see Note 5).

During the period from April 1, 2026 through May 8, 2026, the Sponsor paid $1,658 on behalf of the Company, resulting in an amount due to the related party of $144,903, which was repaid upon the closing of the Initial Public Offering. As of May 8, 2026, the amount due to the related party was $0. As of May 8, 2026, the amount due from the Sponsor (resulting from overpayment to the Sponsor upon the closing of the Initial Public Offering) was $25,000, which was repaid on May 12, 2026.

NOTE 10: OTHER SUBSEQUENT EVENTS

In April 2026, the Company modified the following key terms of the Initial Public Offering, which have been retroactively reflected in the financial statements and disclosed in the respective notes to the financial statements:

1.	Added to each Unit one redeemable warrant, which entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share (Notes 3, 4 and 7).

2.	Changed the composition of the rights to receive one-fourth (1/4th) of one share upon consummation of the initial Business Combination (Notes 3, 4 and 7).

3.	Changed the Completion Window during which Company must consummate the initial Business Combination to 12 months (which can be extended) from the Closing of the Initial Public Offering (Note 1).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company incorporated in the Cayman Islands as an exempted company with limited liability (meaning our public shareholders have no liability, as shareholders of the company, for the liabilities of the company over and above the amount paid for their shares) to serve as a vehicle to effect a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location. We intend to utilize cash derived from the proceeds of our initial public offering (“IPO”), our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly reduce the equity interest of our shareholders;

●	may subordinate the rights of holders of ordinary shares if we issue preference shares with rights senior to those afforded to our ordinary shares;

●	will likely cause a change in control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the three and nine months ended March 31, 2026, we had a net income of $16,397 (resulting from the reversal of an accrual upon being released from an obligation) and a net loss of $97,808, respectively, all of which consisted of general and administrative costs.

Liquidity and Capital Resources

On May 8, 2026, we consummated the IPO of 11,000,000 units including 1,000,000 additional public units as the underwriters’ over-allotment option was partially exercised (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $110,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the private placement (“Private Placement”) of 191,750 units (the “Private Placement Units, and, with respect to the Class A ordinary shares included in the Private Placement Units being sold, the “Private Placement Shares”) to the sponsor, at a price of $10.00 per unit, generating gross proceeds of $1,917,500.

Transaction costs amounted to $1,731,694, consisting of $600,000 of cash underwriting fees, $600,000 of deferred underwriting fees which will be paid on the consummation of an initial business combination, $171,600 representing the fair value of the representative shares issued to the underwriter and $360,094 of other offering costs, including legal and filing fees.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

Over the next 12 months, we will be using the funds held outside of the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. Out of the funds available outside the trust account, we anticipate that we will incur approximately:

●	$250,000 of expenses for legal, accounting, due diligence, travelling and others related to any business combination;

●	$150,000 of expenses for legal and accounting related to regulatory reporting obligations;

●	$85,000 of NYSE continued listing fees;

●	$60,000 to sponsor for administrative fee; and

●	$150,000 for other miscellaneous expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that mandatory liquidation, should the company not complete a business combination and an extension of the deadline to do so not be approved by the shareholders of the company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the company’s ability to continue as a going concern if it does not complete a business combination.

As of March 31, 2026, the Company had no cash and a working capital deficit of $232,990. However, on May 8, 2026, subsequent to the balance sheet date and prior to issuance of the financial statements, the company consummated its IPO, including the partial exercise of the underwriters’ over-allotment option, and the related Private Placement. Following the IPO, the company had $819,520 of cash held outside the trust account and a working capital surplus of $797,965. The company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a business combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Management plans to complete a business combination before the mandatory liquidation date and anticipates that the company will have sufficient liquidity to fund its operations until then or one year from the date of issuance of these financial statements, whichever is earlier. However, there can be no assurance that the company will be able to consummate a business combination within the completion window or that liquidity will be sufficient to fund operations. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the company be unable to continue as a going concern.

Related Party Transactions

On July 22, 2025, an aggregate of 2,957,143 initial shares were issued to our initial shareholder, for an aggregate purchase price of $25,000, or approximately $0.008 per share. On February 25, 2026, in connection with the increase in the size of the IPO, we declared a stock dividend equal to 1,971,428 shares increasing the number of initial shares to 4,928,571 shares. The 4,928,571 initial shares held by our initial shareholder include an aggregate of up to 642,857 shares subject to forfeiture by our sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that our initial shareholder will collectively own 30.0% of our issued and outstanding shares after the IPO (without giving effect to the sale of the private units and assuming our initial shareholders do not purchase units in the IPO). As of March 31, 2026, there were 4,928,571 founder shares issued and outstanding, of which up to 214,286 founder shares are subject to forfeiture if the underwriters’ remaining over-allotment option is not exercised.

On August 27, 2025, we issued an unsecured promissory note to our sponsor with an aggregate principal amount of up to $300,000, which is non-interest-bearing. The promissory note was amended on each of January 9, 2026 and April 23, 2026 to extend the maturity. The principal of this note may be drawn down from time to time upon a written request from us to our sponsor. The principal under the note is payable on the earlier of (1) June 30, 2026 and (2) the completion of the IPO. As of March 31, 2026, there were no amounts outstanding under the promissory note.

The sponsor paid certain formation, operating or deferred offering costs on behalf of the company. These amounts are due on demand and non-interest bearing. During the period from June 25, 2025 (inception) through March 31, 2026, the sponsor paid $168,245 on behalf of the company, of which $25,000 was paid in exchange for the issuance of the founder shares, resulting in a due to related party of $143,245, which was repaid upon the closing of the IPO. As of March 31, 2026, the amount due to the related party was $143,245.

Our sponsor has agreed, commencing from the date that our securities are first listed on the NYSE through the earlier of the consummation of our initial business combination and our liquidation, to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $5,000 per month for these services. No administrative service expense had been paid for the period from June 25, 2025 (inception) through March 31, 2026.

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the working capital loans may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation. As of March 31, 2026, no working capital loans were outstanding.

Controls and Procedures

We are not currently required to certify the effectiveness of our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending June 30, 2027. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company will we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements, including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of the date of this Quarterly Report, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expense in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when, or if, required by Section 404. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2026, we have not identified any critical accounting policies or estimates.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (1) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and book keeping and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2026 (the “Closing”), Shreya Acquisition Group (the “Company”) consummated its initial public offering (“IPO”), which consisted of 11,000,000 units, including 1,000,000 units (the “Units”) pursuant to the partial exercise of the over-allotment option (the “Partial OA”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment), and one right of the Company (each, a “Right”) to receive one-fourth (¼th) of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $110,000,000. D. Boral Capital LLC, as representative of the underwriters (“DBC”) was granted a 45-day option to purchase up to an additional 1,500,000 units at the initial public offering price to cover over-allotments, if any, of which 1,000,000 were purchased at Closing. In connection with the Partial OA, the Company and DBC entered into a Letter Agreement, dated as of May 8, 2026 (the “Letter Agreement”) pursuant to which the parties agreed that no incremental underwriting fee would be due and no additional private placement units would be in issued in connection with the Partial OA.

Simultaneously with the closing of the IPO, the Company consummated a private placement (the “Private Placement”) of an aggregate of 191,750 units (the “Private Units”) to the Sponsor, at a price of $10.00 per Private Unit, generating total proceeds of $1,917,500. Each Private Unit consists of one Class A Ordinary Share, one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment), and one right to receive one-fourth (¼th) of one Class A ordinary share upon the consummation of an initial business combination. In connection with the partial exercise of the over-allotment option, no additional Private Units were sold and no incremental underwriting expense was incurred.

The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, the Sponsor has agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until 30 days after the completion of the Company’s initial business combination. The holders were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transaction did not involve a public offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated May 6, 2026, by and between the Company and D. Boral Capital LLC, as representative of the underwriters(1)
3.1	Amended and Restated Memorandum and Articles of Association(1)
4.1	Warrant Agreement, dated as of May 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(1)
4.2	Rights Agreement, dated as of May 6, 2026 by and between the Company and Continental Stock Transfer & Trust Company, as rights agent(1)
10.1	Letter Agreement, dated May 6, 2026, by and among the Company, the initial shareholders and the officers and directors of the Company(1)
10.2	Investment Management Trust Agreement, dated as of May 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(1)
10.3	Registration Rights Agreement, dated as of May 6, 2026, by and among the Company and certain security holders of the Company(1)
10.4	Private Units Subscription Agreement, dated May 6, 2026, by and between the Company and Thews(1)
10.5	Indemnity Agreement, dated as of May 6, 2026, by and between the Company and each of the officers and directors of the Company(1)
10.6	Administrative Services Agreement, dated May 6, 2026, by and between the Company and Thews (Mauritius)(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 11, 2026 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHREYA ACQUISITION GROUP

Date: June 18, 2026	By:	/s/ Anuj Goyal
	Name:	Anuj Goyal
	Title:	Chief Executive Officer; Director
(Principal Executive Officer)

Date: June 18, 2026	By:	/s/ Arvind Singh Kiran Gokhool
	Name:	Arvind Singh Kiran Gokhool
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)