Form 10-K
period 2026-06-30
Shreya Acquisition Group
filed 2026-10-13
CIK 2083452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43272

SHREYA ACQUISITION GROUP

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

244 Fifth Avenue, Suite #1836 New York, NY	10001
(Address of principal executive offices)	(Zip Code)

(230)-211-6242

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, one redeemable warrant and one right	SAGUU	The New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SAGU	The New York Stock Exchange
Warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SAGU-WS	The New York Stock Exchange
Rights, each right entitling the holder to one-fourth of one Class A Ordinary Share	SAGU-RT	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates as of December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, cannot be calculated as the Company was not a public company on that date and the Company’s Units started trading on The New York Stock Exchange on May 7, 2026.

As of October 13, 2026, there were 11,231,750 Class A ordinary shares, $0.0001 par value and 4,714,285 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Shreya Acquisition Group

Annual Report on Form 10-K for the Year Ended June 30, 2026

You should rely only on the information contained in this report. We have not authorized anyone to provide you with different information. We are not making an offer of these securities in any jurisdiction where the offer is not permitted.

As a blank check company incorporated in the Cayman Islands, we do not have any subsidiaries as of the date of this report, and no transfers, dividends, or distributions of any earnings or settlement of any amounts have been made by us to date.

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (the “IPO” or the “offering”) filed with the SEC on May 7, 2026 (the “Final Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the adverse impacts of certain events (such as terrorist attacks, natural disasters or a significant outbreak of infectious diseases) on our ability to consummate an initial business combination;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following the offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” section of the Final Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

ITEM 1. BUSINESS

References in this Annual Report on Form 10-K (the “Annual Report” or the “Form 10-K”) to “we,” “us,” “our”, “Shreya” or the “Company” refer to Shreya Acquisition Group.

Introduction

Shreya Acquisition Group is a blank check company incorporated in the Cayman Islands on June 25, 2025, as a Cayman Islands exempted company for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities.

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from June 25, 2025 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), as defined below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income earned on cash held in the Trust Account. The Company has selected June 30 as its fiscal year end.

The Company’s sponsor, Thews (Mauritius) Limited, is a private limited liability company incorporated in Mauritius (the “Sponsor”). Although the Sponsor is permitted to undertake any activities permitted under Mauritius law and other applicable law, the Sponsor’s business is focused on investing in the Company. Mind Growth Matrix Private Limited, an entity formed under Indian law, which holds all of the shareholding interests in the Sponsor, is the sole managing member of the Sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the Sponsor. Anuj Goyal owns 99.9% of the security interests of Mind Growth Matrix Private Limited and thereby controls the Sponsor and is the only person who has direct or indirect material interest in the Sponsor.

Initial Public Offering and Private Placement

The registration statement for the Company’s initial public offering (“IPO”) became effective on May 6, 2026. On May 8, 2026, the Company consummated the IPO, which consisted of 11,000,000 units, including 1,000,000 units (the “Units”) pursuant to the partial exercise of the over-allotment option (the “Partial OA”). Each Unit consists of one Class A ordinary share, $0.0001 par value (“Class A Ordinary Share”) one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (subject to adjustment), and one right of the Company (each, a “Right”) to receive one-fourth (¼th) of one Class A ordinary share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $110,000,000. D. Boral Capital LLC, as representative of the underwriters (“DBC”) was granted a 45-day option to purchase up to an additional 1,500,000 units at the initial public offering price to cover over-allotments, if any, of which 1,000,000 were purchased at Closing. In connection with the Partial OA, the Company and DBC entered into a Letter Agreement, dated as of May 8, 2026 (the “Letter Agreement”) pursuant to which the parties agreed that no incremental underwriting fee would be due and no additional private placement units would be in issued in connection with the Partial OA.

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

The Company has determined not to have a minimum net tangible asset requirement to consummate any Business Combination which could be subject to Rule 419 promulgated under the Securities Act of 1933, as amended. Moreover, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such an initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

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

Redemption rights for public shareholders

The Company will provide the Company’s public shareholders with the opportunity to convert their shares into an amount equal to (1) the number of public shares being converted by such public holder divided by the total number of public shares multiplied by (2) the amount then in the trust account (initially $10.00 per share or 100.0% of the gross proceeds from the IPO), plus a pro rata portion of any interest earned on the funds held in the trust account less any amounts necessary to pay our taxes. At any meeting called to approve an initial business combination, public shareholders may elect to convert their shares regardless of whether or not they vote to approve the business combination or abstain from voting.

Whether we elect to effectuate our initial business combination via shareholder vote or tender offer, we may require public shareholders wishing to exercise redemption rights, whether they are a record holder or hold their shares in “street name,” to either tender the certificates they are seeking to convert to our transfer agent or to deliver the shares they are seeking to convert to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. The foregoing is different from the procedures used by traditional blank check companies. In order to perfect redemption rights in connection with their business combinations, many traditional blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise its redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for it to deliver its certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, it could sell its shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become an “option” right surviving past the consummation of the business combination until the converting holder delivered its certificate. The requirement for physical or electronic delivery prior to the closing of the shareholder meeting ensures that a holder’s election to convert is irrevocable once the business combination is completed.

Pursuant to our post-offering amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to convert their Class A ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to convert their Class A ordinary shares to comply with specific delivery requirements for conversion described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders.

We have 12 months from the closing of the IPO to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our post-offering amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. There is no limit on the number or length of extensions that we may seek; however, we do not expect to extend the time period beyond 36 months from the closing of the offering. If we are unable to complete our initial business combination within the 12-month period or such period that may be extended, we will distribute the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), pro rata to our public shareholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of our affairs, as further described herein.

If we are unable to consummate our initial business combination within 12 months from the closing of the IPO, our post-offering amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest).

Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as a voidable transaction in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable. If we are unable to consummate an initial business combination within such time period, unless shareholders approve an amendment to our amended and restated memorandum and articles of association to extend the deadline, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account (net of interest that may be used by us to pay our taxes payable and for dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per public share (regardless of whether or not the underwriters exercise their over-allotment option, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

The holders of the initial shares and private units will not participate in any liquidation distribution with respect to such securities.

We will pay the costs of liquidating the trust account from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation and has contractually agreed not to seek repayment for such expenses.

Going Concern Consideration

In connection with the company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation, should the company not complete a Business Combination and an extension of the deadline to do so not be approved by the shareholders of the company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the company’s ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $840,520 in its operating bank account. For liquidity-assessment purposes, management calculated available working capital of $760,773, consisting of operating current assets of $931,278 less operating current liabilities of $170,505. Cash held in the Trust Account and the deferred underwriting commission were excluded because those amounts are restricted or conditional and are not available or payable for ordinary operating purposes. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Enforceability of Civil Liabilities

The Cayman Islands has a different body of securities laws as compared to the United States and provides less protection to investors. Additionally, Cayman Islands companies may not have standing to sue before the Federal courts of the United States.

We are a company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets are located within the United States. Our U.S. agent for service of process is Cogency Global Inc. However, it may be difficult for investors to effect service of process on us or our officers or directors within the United States in a way that will permit a U.S. court to have jurisdiction over us. The majority of our assets may be located outside the United States after our initial business combination.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

●	recognize or enforce against us judgments of U.S. courts obtained against us or our directors or officers predicated upon certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We have been advised by Forbes Hare, our Cayman Islands legal counsel, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the federal or state courts of the United States (and the Cayman Islands are not a party to any treaties for the reciprocal enforcement or recognition of such judgments), the Grand Court of the Cayman Islands will at common law enforce final and conclusive in personam judgments of state and/or federal courts of the United States of America, or the Foreign Court, of a debt or definite sum of money against the Company (other than a sum of money payable in respect of taxes or other charges of a like nature, a fine or other penalty (which may include a multiple damages judgment in an anti-trust action) or where enforcement would be contrary to public policy). The Grand Court of the Cayman Islands may also at common law enforce final and conclusive in personam judgments of the Foreign Court that are non-monetary against the Company, for example, declaratory judgments ruling upon the true legal owner of shares in a Cayman Islands company. The Grand Court of the Cayman Islands will exercise its discretion in the enforcement of non-money judgments by having regard to the circumstances, such as considering whether the principles of comity apply. To be treated as final and conclusive, any relevant judgment must be regarded as res judicata by the Foreign Court. A debt claim on a foreign judgment must be brought within six years of the date of the judgment, and arrears of interest on a judgment debt cannot be recovered after six years from the date on which the interest was due. The Cayman Islands courts are unlikely to enforce a judgment obtained from the Foreign Court under civil liability provisions of U.S. federal securities law if such a judgment is found by the courts of the Cayman Islands to give rise to obligations to make payments that are penal or punitive in nature. Such a determination has not yet been made by the Grand Court of the Cayman Islands. A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere. A judgment entered in default of appearance by a defendant who has had notice of the Foreign Court’s intention to proceed may be final and conclusive notwithstanding that the Foreign Court has power to set aside its own judgment and despite the fact that it may be subject to an appeal the time-limit for which has not yet expired. The Grand Court of the Cayman Islands may safeguard the defendant’s rights by granting a stay of execution pending any such appeal and may also grant interim injunctive relief as appropriate for the purpose of enforcement.

Competitive Strengths

We believe we are well positioned to identify, evaluate, and execute a successful business combination within the identified sector which includes amongst others hospitality, healthcare and wellness, and media and entertainment industries. Our competitive strengths include:

1.	Deep Sector Expertise Across Target Industries. Our management team and board of directors bring extensive experience across hospitality, healthcare and wellness, and media & entertainment. We believe this sector-specific expertise enables us to source and assess opportunities with a nuanced understanding of operational challenges, consumer trends, regulatory environments, and digital transformation in these industries.

2.	Proven Track Record in Value Creation. Our board of directors has extensive access to a network of people who have successfully built, scaled, and exited companies in our target sectors. They have a track record of driving revenue growth, improving operating efficiency, and creating shareholder value provides a strong foundation for identifying a high-quality business combination and supporting its long-term success.

3.	Extensive Industry and Investment Networks. We have cultivated strong relationships with founders, executives, private equity and venture capital firms, and strategic investors across our focus industries. These relationships will give us access to a proprietary pipeline of potential targets and partnership opportunities, including those not broadly marketed or accessible through traditional channels.

4.	Consumer and Digital Insight Orientation. Our team has a strong understanding of the evolving behaviors and digital consumption patterns driving change in hospitality, wellness, and entertainment. This insight positions us to identify companies that are well aligned with emerging consumer demands, such as experiential travel, personalized healthcare, and immersive or streaming content.

5.	Strategic Flexibility Across High-Growth Sectors. By focusing on a combination of interrelated and fast-growing sectors, we have the flexibility to pursue opportunities in businesses that are converging across wellness, lifestyle, media, and travel. This approach allows us to consider hybrid models (e.g., wellness resorts, digital health platforms, content-driven wellness brands) that may offer diversified growth and differentiated market positioning.

6.	Disciplined Transaction Approach. We intend to leverage our team’s transactional expertise and operational diligence to evaluate opportunities with a disciplined investment philosophy. We will focus on companies with sustainable business models, strong management teams, and scalable operations, while maintaining a rigorous focus on risk management and long-term value creation.

7.	Alignment with Shareholder Interests. Our sponsor and management team are strongly aligned with shareholders through meaningful equity ownership which creates a financial incentive tied to long-term performance as strong performance will likely result in a higher stock price thereby increasing the value of their investment. We intend to structure our initial business combination in a way that emphasizes transparency, accountability, and value creation for all stakeholders.

While we believe our team has unique competitive advantages, none of our members are contractually obligated to remain with the company following a business combination. Accordingly, we cannot guarantee their continued involvement post-transaction. Despite this, we are confident that our network, experience, and strategic positioning provide a strong foundation for identifying and executing a compelling acquisition.

Acquisition Strategy and Investment Criteria

We are not limited to any specific industry or geographic region in pursuing an initial business combination; however, we intend to focus our efforts on identifying high-quality businesses in the health and wellness, hospitality, media and entertainment, shipping, infrastructure, and waterways tourism sectors globally. For each targeted sector, we will assess specific criteria (as detailed below) that may influence its investment decisions.

Health and Wellness - the pandemic highlighted the fragility of healthcare systems but also spurred innovation and demand for better infrastructure, mental health support, and equitable care. We believe there is an opportunity to strengthen healthcare delivery by funding the modernization of hospitals and clinics, expanding ICU and emergency care capacity, supporting telehealth adoption, and enhancing digital infrastructure in underserved areas. We also believe there are opportunities to invest in companies focused on reducing disparities in healthcare access through mobile clinics, culturally competent care, and translation tools.

Hospitality - the aftermath of the pandemic left behind distressed assets with long-term potential. We will target companies planning to acquire and reposition these properties, targeting themes like luxury, wellness, and eco-tourism, while driving value through digital transformation, cost-efficient operations, rebranding, and franchise expansion.

Media and Entertainment - the rise of digital platforms has fragmented the market, leaving many regional and mid-sized players behind. Shreya sees high potential in acquiring undervalued content libraries, underutilized IP, and regional production companies, and transforming them through platform integration, AI-driven content strategies, and monetization across OTT, licensing, and syndication.

Shipping - This sector also presents an opportunity to invest in small and mid-sized operators facing debt, outdated fleets, and regulatory pressures. We will focus on companies that will benefit from an injection of capital for fleet upgrades (e.g., dual-fuel or ESG-compliant retrofits), predictive maintenance systems, and AI-based route planning, while also pursuing consolidation strategies to enhance scale and profitability.

Infrastructure - Aging assets in transport, energy, and digital networks create a pressing need for modernization, especially in the face of climate change and urbanization. We will target undervalued or mismanaged infrastructure assets and improve their performance through technology adoption, lean management, and public-private partnerships—particularly in clean energy, broadband, and smart city projects.

Waterways Tourism - We will aim to build a premium, vertically integrated platform of river cruises, eco-lodges, and cultural experiences through consolidation. With consumer preferences shifting toward open-air, nature-based travel, this sector offers significant growth potential.

We have identified the following general criteria that we believe are important in evaluating candidates for our initial business combination.

The main ambition of our management is to create the value-added for our shareholders though our experience to shift the operating efficiency of the business while implementing the revenue-driven and/or profit-engagement strategies and gain the profits through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are essential in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider well-fit to do so:

General Criteria and Guidelines for Evaluating Prospective Target Businesses

Consistent with our business strategy and focus on the hospitality, healthcare and wellness, and media & entertainment sectors, we have established a set of general criteria and guidelines that will serve as a framework in evaluating potential target businesses. While we may consider a business that does not meet all of these criteria, we believe that the following characteristics are generally indicative of an attractive target for our initial business combination:

1.	Strong Market Position and Brand Equity

We intend to seek companies with a defensible competitive position, well-recognized brand, and a loyal customer base. Businesses with differentiated offerings and strong positioning within their respective sectors are more likely to thrive in competitive and evolving markets.

2.	Attractive Industry Dynamics

We will target companies operating in sectors that benefit from favorable macroeconomic trends, including the growth of wellness-focused consumer behavior, the resurgence of global travel and lifestyle experiences, and the digitalization of content consumption and delivery. Industries with scalable, long-term tailwinds are a priority.

3.	Scalable Business Model with Growth Potential

We are focused on identifying businesses with a scalable platform and a clear path to sustainable growth, whether through geographic expansion, new revenue streams, product innovation, or digital transformation. Businesses should exhibit a strong foundation with the potential to increase margins and profitability as they grow.

4.	Technology Integration and Innovation Readiness

We favor businesses that effectively leverage technology to enhance customer engagement, improve operational efficiency, and unlock new revenue opportunities. In sectors such as healthcare & wellness and media, we are particularly interested in digital-native platforms, data-driven personalization, and content monetization models.

5.	Experienced and Visionary Management Team

We place a high value on strong leadership. Ideally, the target company will have a seasoned management team with a history of value creation, a clear strategic vision, and a willingness to continue leading the business post-combination.

6.	Compelling Financial Profile

We expect to target companies with stable historical financial performance and clear potential for long-term profitability. Ideal candidates will have attractive unit economics, healthy margins, and a robust growth trajectory, or a credible path to profitability in the near term.

7.	Public Company Readiness

The target should have (or be able to develop) the operational, financial, and compliance infrastructure necessary. We will assess the company’s corporate governance, reporting capabilities, and ability to meet the expectations of public market investors.

8.	Opportunity for Value Creation

We intend to identify businesses where we can create value beyond capital infusion. This may include operational improvements, strategic partnerships, digital acceleration, brand development, international expansion, or restructuring initiatives. Our management team’s industry relationships and experience can be a catalyst for long-term growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly traded company, we offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than a traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. We believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.

Strong Financial Position and Flexibility

With the funds held in our trust account, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing, and there can be no assurance it will be available to us.

Effecting a Business Combination

We will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata portion of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata portion of the aggregate amount then on deposit in the trust account. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we will have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

We have 12 months from the closing of the IPO to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our post-offering amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, our public shareholders will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable laws. There is no limit on the number or length of extensions that we may seek; however, we do not expect to extend the time period to consummate our initial business combination beyond 36 months from the closing of the IPO. If we are unable to complete our initial business combination within the 12-month period or such period that may be extended, we will distribute the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), pro rata to our public shareholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of our affairs, as further described herein.

If we are unable to consummate our initial business combination within this time period, we will liquidate the trust account and distribute the proceeds held therein to our public shareholders by way of redeeming their shares, and then seek to liquidate and dissolve. If we are forced to liquidate, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

Pursuant to the NYSE Listing Rules, our initial business combination must be with a target business or businesses whose collective fair market value is at least equal to 80% of the balance in the trust account (excluding any taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination, although this may entail simultaneous acquisitions of several target businesses. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Our board of directors will have broad discretion in choosing the standard used to establish the fair market value of any prospective target business. The target business or businesses that we acquire may have a collective fair market value substantially in excess of 80% of the trust account balance. We will not be required to comply with the 80% fair market value requirement if we are delisted from the NYSE.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, initial shareholders or their affiliates.

We currently anticipate structuring our initial business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such target business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our initial shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. These financing transactions are typically designed to ensure a return on investment to the investor in exchange for assisting the company in completing the business combination or providing sufficient liquidity to the post-combination company. The price of the shares we issue may therefore be lesser, and potentially significantly lesser, than the market price for our shares at such time. These financing transactions may be significantly dilutive to the post-combination company, and represent the type of financing risk that is not associated with traditional initial public offerings. Any such additional financing, including issuance of equity or convertible securities, may significantly dilute the interests of our public shareholders. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Employees

We currently have two officers: Anuj Goyal and Arvind Singh Kiran Gokhool. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors undertake to vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their initial shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual(1)	Name of Affiliated Company	Industry	Affiliation(2)
Anuj Goyal	Mind Growth Matrix Private Limited	Air transport Services	Director
	Polotrips India Private Limited	Transport, Storage and Communication Sector	Director
	Mudraksh Investfin Private Limited	Finance	Director
	Goyal Aayaat Private Limited	Wholesale Trade	Director
	Signet International Limited	Transportation	Director
	Hind Tradex Limited	Retailer of Tin Coin Sheet	Director
	LLOYD Global Trade Private Limited	Wholesale Trade	Director

Arvind Singh Kiran Gokhool	Vedaanta A&A Services Ltd	Audit & Assurance	Director

Mahendra Mayaram	First Island Trust Company Ltd	Finance; Global Business	Director

Sagar Ravi Bhavsar	Cruise	Cruise Line	Engineering Manager
	Voyage Auto Inc.	Cruise Line	Senior Machine Learning Engineer

Andre Chung Shui	PeaQ Advisors Ltd	Finance	Director
	The Stock Exchange of Mauritius Co Ltd	Finance	Director
	Happy World Ltd	Finance	Director
	Sefalana Mauritius Ltd	Finance	Director
	Capvent Management Ltd	Finance	Director
	Bluestone Merchant Fund Ltd	Finance	Director
	Investment Corporation Ltd	Finance	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Our directors and officers owe fiduciary duties to each of the entities that they are affiliated with in accordance with the fiduciary duties owed by persons in such capacity to the entity.

Emerging Growth Company Status and Other Information

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

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated memorandum and articles of association provide that every director (including any alternate director), secretary, assistant secretary, or other officer for the time being and from time to time of our company (but not including our company’s auditor) and the personal representatives of the same (each an “Indemnified Person”) shall be indemnified and secured harmless against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by such Indemnified Person, other than by reason of such Indemnified Person’s own actual fraud, willful neglect or willful deceit, in or about the conduct of our company’s business or affairs (including as a result of any mistake of judgment) or in the execution or discharge of his duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by such Indemnified Person in defending (whether successfully or otherwise) any civil proceedings concerning our company or its affairs in any court whether in the Cayman Islands or elsewhere.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our post-offering amended and restated memorandum and articles of association. Our post-offering amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the post-offering amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our initial shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. These financing transactions are typically designed to ensure a return on investment to the investor in exchange for assisting the company in completing the business combination or providing sufficient liquidity to the post-combination company. The price of the shares we issue may therefore be lesser, and potentially significantly lesser, than the market price for our shares at such time. These financing transactions may be significantly dilutive to the post-combination company, and represent the type of financing risk that is not associated with traditional initial public offerings. Any such additional financing, including issuance of equity or convertible securities, may significantly dilute the interests of our public shareholders. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Corporate Information

Our principal executive office is located at c/o First Island Trust Company Ltd, Suite 308, St James Court, St Denis Street, Port Louis, Mauritius, and our telephone number is (230) 211-6242. We are a Cayman Islands exempted company.

Sponsor Information

Our sponsor is a private limited liability company incorporated in Mauritius. Although our sponsor is permitted to undertake any activities permitted under Mauritius law and other applicable law, our sponsor’s business is focused on investing in our company. Mind Growth Matrix Private Limited, an entity formed under Indian law, which holds all of the shareholding interests in the sponsor, is the sole managing member of the sponsor and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Anuj Goyal owns 99.9% of the security interests of Mind Growth Matrix Private Limited and thereby controls the sponsor and is the only person who has direct or indirect material interest in the sponsor.

The following table sets forth the payments to be received by our sponsor and its affiliates from us prior to or in connection with the completion of our initial business combination and the securities issued and to be issued by us to our sponsor or its affiliates:

Entity/Individual	Amount of Compensation to be Received or Securities Issued or to be Issued	Consideration Paid or to be Paid
Thews (Mauritius) Limited	$5,000 per month	Office space, administrative and shared personnel support services

Thews (Mauritius) Limited	4,714,285 Class B Ordinary Shares	$25,000

Thews (Mauritius) Limited	Anti-dilution protection upon conversion into Class A ordinary shares at a greater than one-to-one ratio	Issuance of the Class A ordinary shares issuable in connection with the conversion of the founder shares on a greater than one-to-one basis upon conversion

	191,750 Private Placement Units purchased simultaneously with the closing of the IPO	$1,917,500

	Up to $300,000	Repayment of loans made to us to cover offering related and organizational expenses.

	Up to $1,500,000 in working capital loans, which loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit.	Working capital loans to finance transaction costs in connection with an initial business combination. Such units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares, warrants and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending June 30, 2026. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, if within a three-year period, we issue non-convertible debt exceeding $1.0 billion or generate revenues exceeding $1.235 billion, or if we have been a public company for at least 12 months and the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

Prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, the NYSE will consider us to be a “controlled company” within the meaning of NYSE corporate governance standards. Under NYSE corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the NYSE corporate governance requirements.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to make disclosures under this Item.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Final Prospectus, filed with the SEC on May 7, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report on Form 10-K, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

Facilities

We currently utilize office space at First Island Trust Company Ltd, Suite 308, St James Court, St Denis Street, provided by our Sponsor. On May 6, 2026, we entered into an Administrative Services Agreement, pursuant to which we will reimburse our Sponsor in an amount equal to $5,000 per month for such office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on The New York Stock Exchange (“NYSE”) under the symbol “SAGUU” on May 7, 2026. The Class A Ordinary Shares, Warrants and Rights comprising the units began separate trading on the NYSE on May 22, 2026, under the symbols “SAGU,” “SAGU-WS” and “SAGU-RT,” respectively.

Holders of Record

As at June 30, 2026, there were 231,750 Class A ordinary shares issued and outstanding held by two shareholder of record, excluding 11,000,000 Class A ordinary shares subject to possible redemption, and 4,714,285 Class B ordinary shares of the registrant issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit, retained earnings and/or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. Subject to applicable law, the payment of cash dividends following completion of our initial business combination will be within the discretion of our board of directors at such time and will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition at such time. There is no certainty we will be in a position to, or decide to, pay cash dividends after completing any business combination.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On May 8, 2026 (the “Closing”), the Company consummated its IPO which consisted of 11,000,000 units, including 1,000,000 Units pursuant to the partial exercise of the over-allotment option (the “Partial OA”). Each Unit consists of one Class A Ordinary Share, one Warrant, and one Right, generating gross proceeds of $110,000,000. D. Boral Capital LLC, as representative of the underwriters (“DBC”) was granted a 45-day option to purchase up to an additional 1,500,000 units at the initial public offering price to cover over-allotments, if any, of which 1,000,000 were purchased at Closing. In connection with the Partial OA, the Company and DBC entered into a Letter Agreement, dated as of May 8, 2026 (the “Letter Agreement”) pursuant to which the parties agreed that no incremental underwriting fee would be due and no additional private placement units would be in issued in connection with the Partial OA.

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

Use of Proceeds from our Initial Public Offering

On May 8, 2026, the Company consummated its IPO, which consisted of 11,000,000 Units, including 1,000,000 Units pursuant to the Partial OA. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $110,000,000. D. Boral Capital LLC, as representative of the underwriters (“DBC”) was granted a 45-day option to purchase up to an additional 1,500,000 units at the initial public offering price to cover over-allotments, if any, of which 1,000,000 were purchased at Closing. In connection with the Partial OA, the Company and DBC entered into a Letter Agreement, dated as of May 8, 2026 (the “Letter Agreement”) pursuant to which the parties agreed that no incremental underwriting fee would be due and no additional private placement units would be in issued in connection with the Partial OA. The securities sold in our Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-290228). The SEC declared the registration statement effective on May 6, 2026.

As of May 6, 2026, a total of $110,000,000 of the net proceeds from the IPO and the Private Placement which amount included $600,000 in deferred underwriting commissions, was deposited in a trust account established for the benefit of the Company’s public shareholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Forward Looking Statements,”, “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on June 25, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. The Company does not have any specific Business Combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic region.

Results of Operations

We had not commenced operations as of June 30, 2026. Our activities during the year ended June 30, 2026 primarily related to its formation, the Initial Public Offering and activities associated with identifying and evaluating a potential Business Combination.

For the year ended June 30, 2026, we reported net income of $372,145, compared with a net loss of $6,665 for the period from June 25, 2025 (inception) through June 30, 2025.

General and administrative costs were $214,968 for the year ended June 30, 2026, compared with $6,665 for the period from June 25, 2025 (inception) through June 30, 2025. The increase primarily reflects our formation, Initial Public Offering and public-company activities during the year ended June 30, 2026.

Interest income earned on cash held in the Trust Account was $546,613 for the year ended June 30, 2026. No corresponding income was recognized in the prior period because the Initial Public Offering had not yet been completed and the Trust Account had not yet been funded.

We also recognized a gain of $40,500 upon expiration of the remaining Over-Allotment Option on June 22, 2026. No comparable gain was recognized in the prior period.

Initial Public Offering and Private Placement

The registration statement for the Company’s Initial Public Offering was declared effective on May 6, 2026. On May 8, 2026, the Company consummated the Initial Public Offering of 11,000,000 Units, including 1,000,000 additional public units issued pursuant to the underwriters’ partial exercise of the Over-Allotment Option, at $10.00 per Unit, generating gross proceeds of $110,000,000

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement of 191,750 units (the “Private Placement Units”) to its sponsor, Thews (Mauritius) Limited (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,917,500. The Private Placement Units were issued in connection with the Initial Public Offering, including the underwriters’ partial exercise of the Over-Allotment Option. Of the proceeds from the Initial Public Offering and the sale of the Private Placement Units, $110,000,000 was initially deposited into the Trust Account. As of June 30, 2026, the balance held in the Trust Account was $110,546,713, including interest and dividends of $546,613 earned through that date.

If the Company is unable to complete an initial Business Combination within 12 months from the closing of the Initial Public Offering, or such later date as may be approved pursuant to an extension in accordance with the Company’s amended and restated memorandum and articles of association, the Company will cease all operations except for the purpose of winding up and, subject to applicable law, redeem the Public Shares and liquidate and dissolve. If the Company seeks shareholder approval to extend the period available to complete an initial Business Combination, the Company will provide its Public Shareholders with the opportunity to redeem their Public Shares for a pro rata portion of the funds held in the Trust Account, including applicable interest, net of permitted withdrawals. If the Company does not complete an initial Business Combination within the applicable Completion Window, the Founder Shares and Private Placement Units held by the Sponsor will expire worthless, except to the extent the Sponsor holds any Public Shares.

Liquidity and Capital Resources

As of June 30, 2026 and 2025, we had $840,520 and $0, respectively, of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes.

For the year ended June 30, 2026 and the period from June 25, 2025 (Inception) through June 30, 2025, cash used in operating activities was $(166,886) and $0, respectively.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the private placement (“Private Placement”) of 191,750 units (the “Private Placement Units”, and, with respect to the Class A ordinary shares included in the Private Placement Units being sold, the “Private Placement Shares”) to the sponsor, at a price of $10.00 per unit, generating gross proceeds of $1,917,500. In addition, the Sponsor made a $100 capital contribution to the Company in connection with the funding of the Trust Account.

Transaction costs amounted to $1,731,694, consisting of $600,000 of cash underwriting fees, $600,000 of deferred underwriting fees which will be paid on the consummation of an initial Business Combination, $171,600 representing the fair value of the representative shares issued to the underwriter and $360,094 of other offering costs, including legal and filing fees.

Through the end of the Completion Window, we will be using the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. Out of the funds available outside the Trust Account, we anticipate that we will incur approximately:

●	$250,000 of expenses for legal, accounting, due diligence, traveling and others related to any Business Combination;

●	$150,000 of expenses for legal and accounting related to regulatory reporting obligations;

●	$85,000 of NYSE continued listing fees;

●	$50,000 to 60,000 to sponsor for administrative fee; and

●	$150,000 for other miscellaneous expenses.

Based on the estimated expenditures described above, the Company expects total cash requirements of approximately $695,000 through the end of the Completion Window. As of June 30, 2026, the Company had $840,520 in its operating bank account. For liquidity-assessment purposes, management calculated available working capital of $760,773, consisting of operating current assets of $931,278 less operating current liabilities of $170,505. Cash held in the Trust Account and the deferred underwriting commission were excluded because those amounts are restricted or conditional and are not available or payable for ordinary operating purposes. Based on these balances and the anticipated level of expenditures, management believes the Company has sufficient liquidity to fund its operating activities, pursuit of a Business Combination and regulatory reporting obligations through the end of the Completion Window. However, actual costs incurred in connection with identifying and consummating a Business Combination may differ from management’s estimates and could require the Company to obtain additional financing.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern Consideration

In connection with the company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that mandatory liquidation, should the company not complete a Business Combination and an extension of the deadline to do so not be approved by the shareholders of the company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the company’s ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $840,520 in its operating bank account. For liquidity-assessment purposes, management calculated available working capital of $760,773, consisting of operating current assets of $931,278 less operating current liabilities of $170,505. Cash held in the Trust Account and the deferred underwriting commission were excluded because those amounts are restricted or conditional and are not available or payable for ordinary operating purposes. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors also raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

Contractual Obligations

Administrative Services Agreement

On May 6, 2026, the Company entered into an agreement commencing on the May 8, 2026 listing date of the Initial Public Offering to pay the Sponsor a total of up to $5,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. An administrative fee of $9,167 was incurred during the year ended June 30, 2026, is included in general and administrative expenses in the accompanying statement of operations, and remained accrued in accrued expenses as of June 30, 2026 (none as of June 30, 2025).

Related Party Loans

On August 27, 2025, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) with an aggregate principal amount of up to $300,000, which is non-interest-bearing. The principal of this note may be drawn down from time to time upon a written request from sponsor. The principal under the note was originally payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Initial Public Offering. On January 9, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) March 31, 2026 and (ii) the consummation of the Initial Public Offering. On April 23, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) June 30, 2026 and (ii) the completion of the Initial Public Offering. The availability period under the promissory note expired and no amounts were drawn under the promissory note and, accordingly, there were no amounts outstanding as of June 30, 2026 and June 30, 2025. Amounts paid by the Sponsor and certain related parties on behalf of the Company, as described under “Due to Related Party” below, did not represent borrowings under the Promissory Note.

Due to Related Party

The Sponsor and certain related parties paid formation, operating and deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from June 25, 2025 (inception) through May 8, 2026, the Sponsor and certain related parties paid $169,903 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. The remaining balance of $144,903 was repaid upon the closing of the Initial Public Offering on May 8, 2026.

Upon the closing of the Initial Public Offering, the Company overpaid the Sponsor by $25,000, resulting in an amount due from the Sponsor. The Sponsor repaid the $25,000 to the Company on May 12, 2026. Accordingly, there were no amounts due to or due from the Sponsor as of June 30, 2026. As of June 30, 2025, the Company had $32,815 due to related parties.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units and include a right to receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination (“Working Capital Right”). If the Company does not complete an initial Business Combination, the Working Capital Loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such Working Capital Loans by the Sponsor or its affiliates, or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and June 30, 2025, no Working Capital Loans were outstanding.

Critical Accounting Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

During the year ended June 30, 2026, management used estimates and assumptions in determining the fair value of the Over-Allotment Option liability. The liability was classified as a Level 3 fair value measurement because its valuation incorporated unobservable inputs. The Over-Allotment Option liability had an initial fair value of $40,500 on May 8, 2026 and was reduced to zero upon the expiration of the remaining Over-Allotment Option on June 22, 2026.

Management determined that the valuation of the Over-Allotment Option liability did not constitute a critical accounting estimate because the measurement did not have, and was not reasonably likely to have, a material impact on the Company’s financial condition or results of operations. Management identified the issuance-date valuations of the Public Warrants, Public Rights and Representative Shares as critical accounting estimates because the measurements involved significant unobservable inputs and had a material effect on the allocation of Initial Public Offering proceeds and related offering costs.

In connection with the Initial Public Offering, the Company estimated the fair values of the Public Warrants, Public Rights, Class A ordinary shares and Representative Shares as of May 8, 2026. These valuations required significant judgment because the securities had limited or no observable market information on the valuation date and their values depended, in part, on the probability and expected timing of completing an initial Business Combination.

The Public Warrants were valued using a Monte Carlo simulation model. The significant assumptions included an estimated 45.0% probability of completing an initial Business Combination, an expected Business Combination date of May 8, 2027, an estimated Class A ordinary share value of $8.42, volatility assumptions of 3.9% for the pre-combination period and 23.4% for the post-combination period, a risk-free interest rate of 4.06%, a $11.50 exercise price and an expected term of six years. The Public Rights were valued based on the estimated value of the underlying Class A ordinary shares, the contractual right to receive one-fourth of one Class A ordinary share upon completion of an initial Business Combination and the estimated 45.0% probability of completing such a transaction. Based on these estimates, the Company assigned values of $0.64 per Public Warrant and $0.95 per Public Right, and allocated an aggregate of $17,490,000 of the Initial Public Offering proceeds to the Public Warrants and Public Rights.

The Representative Shares were valued using a scenario-based analysis that considered the outcomes of completing an initial Business Combination or liquidating the Company. The valuation incorporated the estimated 45.0% probability of completing a Business Combination, the absence of redemption and liquidation rights, the expected value of the Class A ordinary shares upon completion of a Business Combination, the applicable transfer restrictions and a discount for lack of marketability. Based on these assumptions, the estimated fair value was $4.29 per Representative Share, or $171,600 in the aggregate for the 40,000 Representative Shares.

These estimates were sensitive to changes in the probability and expected timing of completing an initial Business Combination, the estimated value and volatility of the underlying Class A ordinary shares, and the marketability assumptions applicable to the Representative Shares. Changes in these assumptions could have resulted in materially different assigned values and corresponding changes in the allocation of Initial Public Offering proceeds and offering costs among the securities issued. Because the Public Warrants, Public Rights and Representative Shares are classified within shareholders’ equity and are not subsequently remeasured, changes in their value after the issuance date are not reflected in the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2026 and 2025, the Company did not have any off-balance-sheet arrangements that had or were reasonably likely to have a material current or future effect on its financial condition, results of operations, liquidity, capital expenditures or capital resources.

JOBS Act

We qualified as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the year covered by this report, our disclosure controls and procedures were not effective due to inadequate segregation of duties within accounting processes due to limited personnel and insufficient written policies and procedures for accounting, IT, financial reporting, and book keeping and, accordingly, do not provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Anuj Goyal	41	Chief Executive Officer; Director
Arvind Singh Kiran Gokhool	47	Chief Financial Officer
Mahendra Mayaram	64	Director
Sanjeev Sharma	49	Independent Director
Sagar Ravi Bhavsar	33	Independent Director
Andre Chung Shui	60	Independent Director

Anuj Goyal is our Chief Executive Officer. Anuj Goyal is a dynamic investor and business strategist, best known for acquiring and turning around distressed companies into debt-free, profitable ventures. As a promoter since 2014 of Mudraksh Investfin Pvt. Ltd., a Reserve Bank of India (RBI)-registered Non-Banking Financial Company, he has led numerous successful debt acquisitions from institutions like Bank of India, DBS Bank, SBI Global Factors, and Aditya Birla Finance. His expertise lies in navigating complex resolution processes, where he has played a key role in several high-value insolvency matters — including the ₹8,000 crore case of Frost International Ltd. and the fast-tracked approval of Haldiram Snacks Ltd.’s resolution plan for Haryana Steel & Alloys Ltd. With a track record rooted in financial acumen, legal insight, and execution speed, Anuj Goyal continues to identify value in distressed markets and convert risk into opportunity. We believe Mr. Goyal’s extensive turnaround experience make him well qualified to serve on our board of directors.

Arvind Singh Kiran Gokhool is our Chief Financial Officer. Mr. Gokhool has over 20 years of extensive experience across diversified economic sectors and international markets, Arvind has built a solid reputation as a results-driven finance and advisory professional. His career spans public practice and industry, encompassing external and internal audit, corporate governance, regulatory compliance, insolvency, restructuring, and financial investigations. Arvind began his professional journey in 2003, spending over a decade with leading firms such as KPMG, Deloitte, and Grant Thornton. He built a solid foundation in International Financial Reporting Standards (IFRS), International Auditing Standards (ISA), and internal control systems, managing audit engagements for major banks, manufacturing firms, global business companies, and public sector institutions. His clients included South East Asian Bank Ltd (now MauBank), First City Bank Ltd, Abu Dhabi Commercial Bank PJSC, Central Bank of Burundi, and several others. After a brief stint as Group Financial Controller in the private sector in 2015, Arvind returned to Grant Thornton to focus on advisory and restructuring services. He went on to serve as Director of the Taxation and Advisory department, overseeing complex mandates in insolvency, liquidations, administration, and restructuring. With deep cross-sector experience and trusted by regulators, banks, and corporate boards, Arvind continues to be a key figure in Mauritius’ financial and advisory landscape.

Mahendra Mayaram is a member of our board of directors. He is an accomplished financial consultant with over 30 years of experience in international banking, corporate finance, and business development. Since February 2015, he has served as Business Development Manager at First Island Group, a diversified financial services company. He acts as a Non-Executive Director of First Island Trust Co. Ltd and advises various Global Business Companies under the group. His responsibilities include identifying new business opportunities, advising clients on banking strategies, and supporting the group’s overall financial development. He began his academic journey at Lycée Labourdonnais, where he earned a Baccalauréat in Commerce and Finance. He later pursued higher education in France, obtaining a Bachelor’s and Master’s equivalent in Economics and Finance from the University Paul Cezanne in Aix-en-Provence. Mr. Mayaram’s core expertise lies in structured finance, syndications, risk management, and international banking. He is widely recognized in both local and international financial circles for his strategic insight and professional integrity. We believe Mr. Mayaram’s extensive corporate finance experience make him well qualified to serve on our board of directors.

Sanjeev Sharma is a member of our board of directors. A highly accomplished and seasoned finance professional, Sanjeev brings over 25 years of leadership experience in the global financial services industry. From May 2023 through December 2024, Mr. Sharma served as a member of the Tax Appeal Board of the Ministry of Finance, Mauritius. From October 2019 and April 2023, he was a regulator of the Mauritius Institute of Accountants. A qualified Chartered Accountant, Sanjeev holds multiple prestigious professional designations, including FCCA (Fellow of the Association of Chartered Certified Accountants), ICAEW (Institute of Chartered Accountants in England and Wales), and FIPA (Fellow of the Institute of Public Accountants). His academic background is equally robust, with a Bachelor’s in Commerce (Accounting and Auditing), Master’s in Commerce (Corporate Finance and Financial Management), an MBA in International Business and Marketing, and a Postgraduate qualification in Law. We believe Mr. Sharma’s extensive corporate finance experience makes him well qualified to serve on our board of directors.

Sagar Ravi Bhavsar is a member of our board of directors. He is an experienced engineering leader and machine learning expert specializing in perception systems for autonomous vehicles. Currently, he is the Engineering Manager II at Cruise, leading the Perception ML Foundations team where he was responsible for building a large-scale synthetic data platform using diffusion models that reduced data costs by $2M annually and improved model coverage by 40%. He also designed a scalable training and evaluation platform. Prior to joining Cruise, he led tracking and sensor fusion efforts at Voyage Auto and Mercedes-Benz R&D, where he was responsible for developing uncertainty models, panoptic segmentation systems, and multi-sensor fusion algorithms that significantly improved AV perception reliability and reduced disengagement rates. Early engineering experience includes real-time 3D object detection at Quanergy and core networking software at Juniper Networks. We believe Mr. Bhavsar’s engineering experience makes him well qualified to serve on our board of directors.

Andre Chung Shui is a member of our board of directors. Mr. Shui’s experience has been centered in investment management. Mr. Shui serves as Managing Director of PeaQ Advisors Ltd, a licensed investment advisor he founded in 2020. He also serves as a non-executive director of The Stock Exchange of Mauritius, a position he has held since 2010 as well as a non-executive director of Mauritius Investment Corporation, an investment fund owned by the Bank of Mauritius and on several private company boards. Mr. Shui earned his Bachelor of Science degree in economics from the London School of Economics. We believe Mr. Shui’s extensive investment advisory experience makes him well qualified to serve on our board of directors.

Executive Officer and Director Compensation

No compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. We will pay to our sponsor $5,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team through the earlier of the consummation of our initial business combination and our liquidation. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Independence

The NYSE requires that a majority of our board must be composed of “independent directors.” Currently, Sanjeev Sharma, Sagar Ravi Bhavsar and Andre Chung Shui would each be considered an “independent director” under the NYSE Listing Rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Audit Committee

Audit committee

Under the NYSE Listing Rules and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Our audit committee consists of Sanjeev Sharma, Sagar Ravi Bhavsar and Andre Chung Shui, each of whom satisfies the “independence” requirements of the NYSE Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Andre Chung Shui is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial experts on audit committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under the NYSE Listing Rules as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to the NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Sanjeev Sharma is qualified as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Corporate governance and nominating committee

We have established a corporate governance and nominating committee of the board of directors, which consists of Sanjeev Sharma, Sagar Ravi Bhavsar and Andre Chung Shui, each of whom is an independent director under the NYSE Listing Rules. Sagar Ravi Bhavsar is the Chairperson of the corporate governance and nominating committee. The corporate governance and nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The corporate governance and nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation committee

We have established a compensation committee of the board of directors, which consists of Sanjeev Sharma, Sagar Ravi Bhavsar and Andre Chung Shui, each of whom is an independent director under the NYSE Listing Rules. Sanjeev Sharma is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with NYSE listing rules as required by the Dodd-Frank Act.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of conduct and ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors undertake to vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their initial shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual(1)	Name of Affiliated Company	Industry	Affiliation(2)
Anuj Goyal	Mind Growth Matrix Private Limited	Air transport Services	Director
	Polotrips India Private Limited	Transport, Storage and Communication Sector	Director
	Mudraksh Investfin Private Limited	Finance	Director
	Goyal Aayaat Private Limited	Wholesale Trade	Director
	Signet International Limited	Transportation	Director
	Hind Tradex Limited	Retailer of Tin Coin Sheet	Director
	LLOYD Global Trade Private Limited	Wholesale Trade	Director

Arvind Singh Kiran Gokhool	Vedaanta A&A Services Ltd	Audit & Assurance	Director

Mahendra Mayaram	First Island Trust Company Ltd	Finance; Global Business	Director

Sagar Ravi Bhavsar	Cruise	Cruise Line	Engineering Manager
	Voyage Auto Inc.	Cruise Line	Senior Machine Learning Engineer

Andre Chung Shui	PeaQ Advisors Ltd	Finance	Director
	The Stock Exchange of Mauritius Co Ltd	Finance	Director
	Happy World Ltd	Finance	Director
	Sefalana Mauritius Ltd	Finance	Director
	Capvent Management Ltd	Finance	Director
	Bluestone Merchant Fund Ltd	Finance	Director
	Investment Corporation Ltd	Finance	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.
(2)	Our directors and officers owe fiduciary duties to each of the entities that they are affiliated with in accordance with the fiduciary duties owed by persons in such capacity to the entity.

Prior SPAC Experience

None of the members of our executive team or board of directors has participated in a special purpose acquisition transaction prior to this transaction. However, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

In addition to the above, potential investors should also be aware of the following other potential conflicts of interest:

●	We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased initial shares prior to the IPO and purchased private placement units in a transaction that closed simultaneously with the IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. If we do not complete our initial business combination within the prescribed time frame, the private placement units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their initial shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (1) 180 days after the completion of our initial business combination; or (2) the date following the consummation of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up”). Notwithstanding the foregoing, the initial shares will be released from the Lock-Up if (1) the reported closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination or (2) we complete a liquidation, merger, amalgamation, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor has invested in us an aggregate of $1,942,500 comprised of the $25,000 purchase price for the initial shares (or approximately $0.005 per share) and the $1,917,500 purchase price for the private placement units (or $10.00 per unit). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the initial shares as our public shareholders paid for their public shares.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We will repay up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses, and we pay an affiliate of our sponsor $5,000 per month for office space and administrative and personnel services. In the event that we obtain working capital loans from our sponsor to finance transaction costs related to our initial business combination, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor. Additionally, following consummation of a business combination, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers in the IPO on the other. See the sections titled “Summary — Sponsor Information”, “Summary — Conflicts of Interest”, “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination — Since our sponsor, officers and directors, any other holder of our initial shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our post-offering amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their initial shares, and they and the other members of our management team have agreed to vote their initial shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Our post-offering amended and restated memorandum and articles of association provide that every director (including any alternate director), secretary, assistant secretary, or other officer for the time being and from time to time of our company (but not including our company’s auditor) and the personal representatives of the same (each an “Indemnified Person”) shall be indemnified and secured harmless against all actions, proceedings, costs, charges, expenses, losses, damages or liabilities incurred or sustained by such Indemnified Person, other than by reason of such Indemnified Person’s own actual fraud, willful neglect or willful deceit, in or about the conduct of our company’s business or affairs (including as a result of any mistake of judgment) or in the execution or discharge of his duties, powers, authorities or discretions, including without prejudice to the generality of the foregoing, any costs, expenses, losses or liabilities incurred by such Indemnified Person in defending (whether successfully or otherwise) any civil proceedings concerning our company or its affairs in any court whether in the Cayman Islands or elsewhere.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our post-offering amended and restated memorandum and articles of association. Our post-offering amended and restated memorandum and articles of association also will permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the post-offering amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2026.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. We have agreed to pay to our sponsor $5,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team through the earlier of the consummation of our initial business combination and our liquidation. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 30, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

In the table below, percentage ownership is based on 15,946,035 Ordinary Shares, consisting of 11,231,750 Class A ordinary shares, $0.0001 par value and 4,714,285* Class B ordinary shares, $0.0001 par value, issued and outstanding. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

*	The Sponsor initially held 4,928,571 Founder Shares, of which up to 642,857 were originally subject to forfeiture depending on the extent to which the underwriters exercised their over-allotment option. Following the partial exercise of the over-allotment option, 214,286 Founder Shares remained subject to forfeiture and were forfeited upon expiration of the remaining option on June 22, 2026.

	Amount and Nature of Beneficial Ownership	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner(1)	Class B Ordinary Shares(2)	Class A ordinary Shares(3)	(Class A and Class B ordinary Shares)(4)
Thews (Mauritius) Limited(3)	4,714,285	191,750	30.77%
Anuj Goyal(3)	4,714,285	191,750	30.77%
Arvind Singh Kiran Gokhool	-	-
Mahendra Mayaram	-	-
Sanjeev Sharma	-	-
Sagar Ravi Bhavsar	-	-
Andre Chung Shui	-	-
All executive officers and directors (6 individuals) as a group	4,714,285	191,750	30.77%
Highbridge Capital Management LLC(5)		1,045,000	9.30%
Feis Equities LLC(6)		262,626	2.34%
Linden Capital(7)		721,513	6.42%
Magnetar Financial LLC(8)		750,000	6.68%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Shreya Acquisition Group, c/o First Island Trust Company Ltd, Suite 308, St James Court, St Denis Street, Port Louis, Mauritius.
(2)	The Sponsor initially held 4,928,571 Founder Shares, of which up to 642,857 were originally subject to forfeiture depending on the extent to which the underwriters exercised their over-allotment option. Following the partial exercise of the over-allotment option, 214,286 Founder Shares remained subject to forfeiture and were forfeited upon expiration of the remaining option on June 22, 2026.
(3)	Reflects 191,750 private units owned by the Sponsor. Each private unit consists of one Class A ordinary share, one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, and one right to receive one-fourth (1/4th) of one Class A ordinary share upon the consummation of the Issuer’s initial business combination. The private units were purchased at $10.00 per unit for an aggregate purchase price of $1,917,500. Represents shares held of record by our sponsor. Our sponsor is governed by its sole managing member, Mind Growth Matrix Private Limited. As such, Mind Growth Matrix Private Limited has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Mind Growth Matrix Private Limited is controlled by Anuj Goyal. The address for our sponsor is c/o First Island Trust Company Ltd, Suite 308, St James Court, St Denis Street, Port Louis, Mauritius.
(4)	Reflects an aggregate of 4,906,035 Ordinary Shares consisting of (a) 191,750 Class A Ordinary Shares, and (b) 4,714,285 Class B Ordinary Shares, which are convertible into Class A Ordinary Shares on a one-for-one basis upon the consummation of a business combination or earlier at the option of the holder, subject to adjustment as described in the Issuer’s amended and restated memorandum and articles of association. The 191,750 Class A Ordinary Shares are included in units acquired pursuant to a Private Units Subscription Agreement dated May 6, 2026 entered into, by and between the Sponsor and the Company. Each private unit consists of one warrant, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, and one right to receive one-fourth (1/4th) of one Class A ordinary share upon the consummation of the Issuer’s initial business combination. The private units were purchased at $10.00 per unit for an aggregate purchase price of $1,917,500. The warrants included in the private units will become exercisable 30 days after the completion of the Issuer’s initial business combination and will expire five years after the completion of the Issuer’s initial business combination or earlier upon redemption or the Issuer’s liquidation. The Sponsor is governed by its sole managing member, Mind Growth Matrix Private Limited (“Mind Growth Matrix”), which is approximately 99.9% owned by Anuj Goyal. Mr. Goyal has voting and dispositive power over the shares owned by Mind Growth Matrix and the Sponsor. Mr. Goyal disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(5)	Based on information provided in Schedule 13G filed with the SEC on August 14, 2026, as it relates to shares beneficially owned by Highbridge Capital Management, LLC (“Highbridge”), a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the Class A ordinary shares, par value $0.0001 per share, of Shreya, directly held by the Highbridge Funds. The business office of the reporting persons is 390 Madison Avenue, 28th Floor, New York, NY 10017.
(6)	Based on information provided in Schedule 13G/A filed with the SEC on June 4, 2026, as it relates to shares beneficially owned by Feis Equities LLC and Lawrence M. Feis. The address for Feis Equities LLC and Mr. Feis is 1740 Waukegan Road Suite 206 Glenview, Illinois 60025.
(7)	Based on information provided in Schedule 13G filed with the SEC on May 14, 2026 as it relates to shares held for the account of Linden Capital L.P., a Bermuda limited partnership and one or more separately managed accounts (the “Managed Accounts”). Linden GP LLC, a Delaware limited liability company is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the Shares held by Linden Capital. Linden Advisors LP, a Delaware limited partnership is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Siu Min (Joe) Wong (“Mr. Wong”) is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the Shares held by Linden Capital and the Managed Accounts. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 32nd Floor, New York, New York 10022.
(8)	Based on information provided in Schedule 13G filed with the SEC on August 13, 2026 as it relates to the Shares held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), and Magnetar Capital Master Fund Ltd (“Capital Master Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), and Magnetar Waterfront Series A LLC (“Waterfront Series A Fund”), all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The administrative manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

Restrictions on Transfers of Founder Shares and Private Units

Our insiders have agreed, pursuant to written letter agreements with us, to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination.

Additionally, our initial shareholders have agreed not to transfer, assign or sell any of the initial shares (except to certain permitted transferees), respectively, until the earlier of (1) 180 days after the completion of our initial business combination; or (2) the date following the consummation of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up”). Notwithstanding the foregoing, the initial shares will be released from the Lock-Up if (1) the reported closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination or (2) we complete a liquidation, merger, amalgamation, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Additionally, our insiders have agreed not to transfer, assign or sell any of private units (including the ordinary shares issuable upon exercise of the private units) until at least 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under “Principal Shareholders”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any initial shares and the private units, as applicable. However, if after our initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the initial shares or the private units (or any ordinary shares thereunder) shall be permitted to participate.

Registration Rights

The holders of our initial shares issued and outstanding, as well as the holders of the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans made to us, are entitled to registration rights pursuant to Registration Rights Agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the private units (and underlying securities) and securities issued in payment of working capital loans (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 22, 2025, an aggregate of 2,957,143 initial shares were issued to our initial shareholder, for an aggregate purchase price of $25,000, or approximately $0.008 per share. On February 25, 2026, in connection with the increase in the size of the IPO, we declared a stock dividend equal to 1,971,428 shares increasing the number of initial shares to 4,928,571 of which up to 642,857 were originally subject to forfeiture depending on the extent to which the underwriters exercised their over-allotment option. Following the partial exercise of the over-allotment option, 214,286 Founder Shares remained subject to forfeiture and were forfeited upon expiration of the remaining option on June 22, 2026, so that our initial shareholder will collectively own 30.0% of our issued and outstanding shares after the IPO (without giving effect to the sale of the private units and assuming our initial shareholders do not purchase units in the IPO). As of June 30, 2026, there were 4,714,285 founder shares issued and outstanding, of which up to 214,286 founder shares remained subject to forfeiture and were forfeited upon expiration of the remaining option on June 22, 2026.

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

If needed to finance transaction costs in connection with searching for a target business or consummating an intended initial business combination, our initial shareholders, officers, directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the working capital loans may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. We believe the purchase price of these units will approximate the fair value of such units when issued. However, if it is determined, at the time of issuance, that the fair value of such units exceeds the purchase price, we would record compensation expense for the excess of the fair value of the units on the day of issuance over the purchase price in accordance with Accounting Standards Codification (“ASC”) 718 - Compensation - Stock Compensation. As of June 30, 2026, no working capital loans were outstanding.

The holders of our initial shares issued, as well as the holders of the private units (and all underlying securities) and any securities our initial shareholders, officers, directors or their affiliates issued in payment of working capital loans, are entitled to registration rights pursuant to an agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the initial shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the private units or securities issued in payment of working capital loans can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Kreit & Chiu CPA LLP, acts as our independent registered public accounting firm. The following is a summary of fees billed and expected to be billed to Kreit & Chiu CPA LLP for services rendered.

Audit Fees. For the year ended June 30, 2026 and for the period from June 25, 2025 (inception) through June 30, 2025, the aggregate fees billed or expected to be billed by our independent registered public accounting firm were $98,811 and $22,000, respectively, for the services Kreit & Chiu CPA LLP performed in connection with our Initial Public Offering and the audit of our June 30, 2026 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended June 30, 2026 and for the period from June 25, 2025 (inception) through June 30, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements and that were not reported under “Audit Fees.”

Tax Fees. For the year ended June 30, 2026 and for the period from June 25, 2025 (inception) through June 30, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended June 30, 2026 and for the period from June 25, 2025 (inception) through June 30, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 6, 2026, by and between the Company and D. Boral Capital, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026)
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 24, 2026)
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 24, 2026)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 24, 2026)
4.4	Warrant Agreement, dated as of May 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026)
4.5	Rights Agreement, dated as of May 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026)
4.6**	Description of Securities
10.1	Letter Agreement, dated May 6, 2026, by and among the Company, Thews (Mauritius) Limited, the initial shareholders and the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026).
10.2	Investment Management Trust Agreement, dated as of May 6, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026).
10.3	Registration Rights Agreement, dated as of May 6, 2026, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026).
10.4	Private Units Subscription Agreement, dated May 6, 2026, by and between the Company and Thews (Mauritius) Limited (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026).
10.5	Indemnity Agreement, dated as of May 6, 2026, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026)
10.6	Administrative Services Agreement, dated May 6, 2026, by and between the Company and Thews (Mauritius) Limited LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026)
10.7	Letter Agreement, dated May 8, 2026, by and between the Company and D. Boral Capital, LLC, as representative of the underwriters (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 11, 2026)

14**	Form of Code of Conduct and Ethics.
24**	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Claw-back Policy
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 24, 2026).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 24, 2026).
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on April 24, 2026).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHREYA ACQUISITION GROUP
Dated October 13, 2026
	By:	/s/ Anuj Goyal
	Name:	Anuj Goyal
	Title:	Chief Executive Officer and Director, (Principal Executive Officer)

	By:	/s/ Arvind Singh Kiran Gokhool
	Name:	Arvind Singh Kiran Gokhool
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anuj Goyal	Chief Executive Officer, and Director	October 13, 2026
Anuj Goyal	(Principal Executive Officer)

/s/ Arvind Singh Kiran Gokhool	Chief Financial Officer	October 13, 2026
Arvind Singh Kiran Gokhool	(Principal Financial and Accounting Officer)

/s/ Mahendra Mayaram		October 13, 2026
Mahendra Mayaram	Director

/s/ Sanjeev Sharma		October 13, 2026
Sanjeev Sharma	Independent Director

/s/ Sagar Ravi Bhavsar		October 13, 2026
Sagar Ravi Bhavsar	Independent Director

/s/ Andre Chung Shui		October 13, 2026
Andre Chung Shui	Independent Director

SHREYA ACQUISITION GROUP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Shreya Acquisition Group

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shreya Acquisition Group (the “Company”) as of June 30, 2026 and 2025, the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended June 30, 2026, and for the period from June 25, 2025 (inception) through June 30, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025 and the results of its operations and its cash flows for the year ended June 30, 2026 and for the period from June 25, 2025 (inception) through June 30, 2025, in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had $840,520 in its operating bank account and a working capital surplus of $760,773. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2025.

New York, New York

October 13, 2026

SHREYA ACQUISITION GROUP

BALANCE SHEETS

	As of June 30, 2026	As of June 30, 2025
ASSETS
Current Assets
Cash	$840,520	$-
Prepaid expenses	90,758	1,150
Deferred offering costs	-	50,000
Total Current Assets	931,278	51,150
Cash held in Trust Account	110,546,713	-
Total Assets	$111,477,991	$51,150

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO REDEMPTION AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$170,505	$-
Due to related party	-	32,815
Total Current Liabilities	170,505	32,815
Deferred underwriting commissions	600,000	-
Total Liabilities	$770,505	$32,815

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 11,000,000 shares at a redemption value of approximately $10.05 per share at June 30, 2026 (none at June 30, 2025)	110,546,613	-

Shareholders’ Equity
Preference shares, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 480,000,000 shares authorized; 231,750 issued and outstanding (excluding 11,000,000 shares subject to possible redemption) at June 30, 2026 (none at June 30, 2025)	23	-
Class B ordinary shares, $0.0001 par value; 10,000,000 shares authorized; 4,714,285 and 4,928,571 shares issued and outstanding at June 30, 2026 and at June 30, 2025, respectively(1)	472	493
Additional paid-in capital	341,511	24,507
Accumulated deficit	(181,133)	(6,665)
Total Shareholders’ Equity	160,873	18,335
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY	$111,477,991	$51,150

(1)	The Sponsor initially held 4,928,571 Founder Shares, of which up to 642,857 were originally subject to forfeiture depending on the extent to which the underwriters exercised their over-allotment option. Following the partial exercise of the over-allotment option, 214,286 Founder Shares remained subject to forfeiture and were forfeited upon expiration of the remaining option on June 22, 2026 (See Note 7, Shareholders’ Equity, for further details).

The accompanying notes are an integral part of these audited financial statements.

SHREYA ACQUISITION GROUP

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JUNE 30, 2026 and FOR THE PERIOD FROM JUNE 25, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	For the year ended June 30, 2026	For the Period from June 25, 2025 (Inception) through June 30, 2025
General and administrative costs	$214,968	$6,665
Loss from operations	(214,968)	(6,665)

Other income
Interest income earned on cash held in Trust Account	546,613	-
Gain on expiration of Over-Allotment Option liability	40,500	-
Net income (loss)	372,145	(6,665)

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	1,627,397	-
Basic and diluted net income per share, redeemable ordinary shares	$0.06	$-
Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares	4,748,571	4,714,285
Basic and diluted net income per share, non-redeemable ordinary shares	$0.06	$(0.00)

The accompanying notes are an integral part of these audited financial statements.

SHREYA ACQUISITION GROUP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED JUNE 30, 2026 and FOR THE PERIOD FROM JUNE 25, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 1, 2025	-	$-	4,928,571	$493	$24,507	$(6,665)	$18,335
Sale of private placement units	191,750	19	-	-	1,917,481	-	1,917,500
Additional sponsor contribution	-	-	-	-	100	-	100
Issuance of representative shares	40,000	4	-	-	171,596		171,600
Fair value of warrants and rights included in public units	-	-	-	-	17,490,000	-	17,490,000
Allocated value of offering costs to public warrants, public rights and private placement units	-	-	-	-	(280,525)	-	(280,525)
Remeasurement of ordinary shares subject to possible redemption	-	-	-	-	(18,941,169)	-	(18,941,169)
Over-Allotment liability	-	-	-	-	(40,500)	-	(40,500)
Subsequent measurement of Class A ordinary shares subject to possible redemption						(546,613)	(546,613)
Forfeiture of Class B ordinary shares	-	-	(214,286)	(21)	21	-	-
Net income	-	-	-	-	-	372,145	372,145
Balance – June 30, 2026	231,750	$23	4,714,285	$472	$341,511	$(181,133)	$160,873

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – June 25, 2025 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Founder Shares(2)	-	-	4,928,571	493	24,507		25,000
Net loss	-	-	-	-	-	(6,665)	(6,665)
Balance – June 30, 2025	-	$-	4,928,571	$493	$24,507	$(6,665)	$18,335

(2)	Gives retroactive effect to the cancellation of the Initial Share and issuance of the Founder Shares on July 22, 2025.

The accompanying notes are an integral part of these audited financial statements.

SHREYA ACQUISITION GROUP

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JUNE 30, 2026 and FOR THE PERIOD FROM JUNE 25, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	For the year ended June 30, 2026	For the Period from June 25, 2025 (Inception) through June 30, 2025
Cash flows from Operating Activities:
Net income (loss)	$372,145	$(6,665)
Adjustment to reconcile net income to net cash used in operating activities:
Interest income earned on cash held in Trust Account	(546,613)	-
Gain on expiration of Over-Allotment Option liability	(40,500)
Changes in operating assets and liabilities:
Prepaid expenses	(89,608)	(1,150)
Accrued expenses	170,505	-
Due to related party	(32,815)	7,815
Net cash used in operating activities	(166,886)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(110,000,100)	-
Net cash used in investing activities	(110,000,100)	-

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	110,000,000	-
Additional sponsor contribution	100	-
Proceeds received from private placement	1,917,500	-
Overpayment to Sponsor	(25,000)
Repayment received from Sponsor	25,000
Offering costs paid	(910,094)	-
Net cash provided by financing activities	111,007,506	-

Net increase in cash	840,520	-
Cash - beginning of period	-	-
Cash - end of period	$840,520	$-

Supplemental Disclosures of Noncash Activities
Proceeds allocated to public rights	$17,490,000	$-
General and administrative costs paid by Sponsor on behalf of the Company	$54,797	$-
Deferred offering costs paid by Sponsor in exchange of Issuance of Founder Shares	$-	$25,000
Deferred offering costs included in due to related party	$-	$25,000
Subsequent remeasurement of Class A ordinary shares for Trust earnings	$546,613
Forfeiture of Class B ordinary shares	$21
Offering costs paid by Sponsor through due to related party	$57,291	$-
Representative shares issued as offering costs	$171,600	$-
Allocation of offering costs to ordinary shares subject to possible redemption	$1,451,169	$-
Remeasurement adjustment on ordinary shares subject to possible redemption	$18,941,169	$-
Deferred underwriting commissions	$600,000	$-
Initial recognition of Class A ordinary shares - subject to possible redemption	$110,000,000	$-

The accompanying notes are an integral part of these audited financial statements.

SHREYA ACQUISITION GROUP

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED JUNE 30, 2026 and FOR THE PERIOD FROM JUNE 25, 2025 (INCEPTION) THROUGH JUNE 30, 2025

NOTE 1: ORGANIZATION AND BUSINESS OPERATIONS

Shreya Acquisition Group (the “Company”) is a blank check company with limited liability incorporated in the Cayman Islands on June 25, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar Business Combination with one or more businesses or entities, which the Company refers to as a “target business” (the “Business Combination”).

The Company does not have any specific Business Combination under consideration and the Company has not (nor has anyone on its behalf), directly or indirectly, contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to such a transaction. Although the Company may pursue an initial Business Combination opportunity in any business, industry or geographic region, it intends to focus its search on businesses operating in the health and wellness, hospitality, media and entertainment, shipping, infrastructure and waterways tourism sectors. The Company will not consummate a Business Combination with a target whose auditor is not subject to inspection by the Public Company Accounting Oversight Board (“PCAOB”) for two consecutive years and does not intend to pursue a target with operations in China that are conducted through a variable interest entity (“VIE”) structure.

As of June 30, 2026, the Company had not yet commenced any operations. All activity for the period from June 25, 2025 (inception) through June 30, 2026 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected June 30 as its fiscal year end.

The Company’s founder and sponsor is Thews (Mauritius) Limited (the “Sponsor”).

Financing

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

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 191,750 units (the “Private Placement Units”, and, with respect to the Class A ordinary shares included in the Private Placement Units being sold, the “Private Placement Shares”) to the Sponsor, at a price of $10.00 per unit, generating gross proceeds of $1,917,500 (see Note 4). In addition, the Sponsor made a $100 capital contribution to the Company in connection with the funding of the Trust Account.

Transaction costs amounted to $1,731,694, consisting of $600,000 of cash underwriting fees, $600,000 of deferred underwriting fees which will be paid on the consummation of an initial Business Combination, $171,600 representing the fair value of the Representative Shares issued to the underwriter (see Note 6) and $360,094 of other offering costs, including legal and filing fees.

While the Company generally must acquire one or more target businesses having an aggregate fair market value equal to at least 80% of the balance in the Trust Account (excluding any taxes payable on income earned on the Trust Account) at the time the Company executes a definitive agreement for its initial Business Combination, this requirement does not apply if the Company is delisted from the New York Stock Exchange. An independent third-party valuation is only required if the board cannot make this determination or if the target is affiliated with insiders. The Company expects to acquire 100% of a target’s equity or assets but may acquire less or merge directly with the target. The transaction must result in the Company owning at least 50% of the target’s voting securities or gaining control sufficient to avoid classification as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

As of May 6, 2026, a total of $110,000,000 of the net proceeds from the Initial Public Offering and the Private Placement, which included $600,000 in deferred underwriting commissions, was deposited into the Trust Account established for the benefit of the Company’s Public Shareholders. The funds in the Trust account may be invested only in U.S. government treasury obligations, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations or in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, until the earliest of (i) the completion of an initial Business Combination, (ii) the liquidation of the Trust Account if the Company is unable to complete an initial Business Combination within the Completion Window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of creditors, if any, which could have priority over the claims of Public Shareholders. The Company will provide its Class A ordinary shareholders with the opportunity to redeem all or a portion of their Public Shares (defined below) upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer.

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

Completion Window

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

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern,” The Company has determined that mandatory liquidation, should the Company not complete a Business Combination and an extension of our deadline to do so not be approved by the shareholders of the Company, and potential subsequent dissolution and the liquidity issue raise substantial doubt about the Company’s ability to continue as a going concern if it does not complete a Business Combination.

As of June 30, 2026, the Company had $840,520 in its operating bank account. For liquidity-assessment purposes, management calculated available working capital of $760,773, consisting of operating current assets of $931,278 less operating current liabilities of $170,505. Cash held in the Trust Account and the deferred underwriting commission were excluded because those amounts are restricted or conditional and are not available or payable for ordinary operating purposes. The Company has incurred and expects to continue to incur significant costs as a publicly traded company, to evaluate business opportunities, and to close on a Business Combination. Such costs will be incurred prior to generating any operating revenues.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. Accordingly, the Company’s financial statements may not be comparable to the financial statements of public companies that are not emerging growth companies or that are emerging growth companies but have elected not to use the extended transition period due to differences in the accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and 2025, the Company had cash of $840,520 and $0, respectively, and no cash equivalents. Funds held in the Trust Account were maintained in an interest-bearing demand deposit account. Accordingly, the Trust Account balance was not classified as a cash equivalent and did not represent investments measured at fair value on a recurring basis.

Cash Held in Trust Account

Upon the closing of the Initial Public Offering, $110,000,000, or $10.00 per Unit, including a portion of the proceeds from the sale of the Private Placement Units, was deposited into a Trust Account maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2026, the funds in the Trust Account were maintained in an interest-bearing bank deposit account. The funds held in the Trust Account are restricted as to withdrawal and usage and are not available to fund the Company’s ordinary operating expenses. The funds may be released upon consummation of the Company’s initial Business Combination or to fund the redemption of the Public Shares and liquidation of the Company if an initial Business Combination is not completed within the applicable Completion Window.

As of June 30, 2026, cash held in the Trust Account was $110,546,713, consisting of the $110,000,000 initially deposited into the Trust Account, interest income of $546,613 earned through June 30, 2026. In addition, the Sponsor made a $100 capital contribution to the Company in connection with the funding of the Trust Account.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering. Offering costs consist principally of professional, underwriting, registration and other costs directly related to the Initial Public Offering. The Units issued in the Initial Public Offering consisted of Class A ordinary shares, Public Warrants and Public Rights, each of which was accounted for as a separate freestanding financial instrument. The Public Warrants and Public Rights were evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity, and were determined to qualify for equity classification.

The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares, Public Warrants and Public Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Public Warrants and Public Rights and then to Class A ordinary shares. Offering costs allocated to the Class A ordinary shares (i.e., Public Shares) are charged to temporary equity and offering costs allocated to the Public Warrants, Public Rights and Private Placement Units are charged to shareholders’ equity as the Public Warrants, Public Rights, Private Placement Warrants and Private Placement Rights, after management’s evaluation, are accounted for under equity treatment (as well as the Private Placement Shares). As of June 30, 2026 and 2025, the Company had deferred offering costs of $0 and $50,000, respectively.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2026, the Company had 11,191,750 warrants exercisable for Class A ordinary shares, 11,191,750 rights convertible into an aggregate of 2,797,937 Class A ordinary shares, subject to treatment of fractional shares, and 4,714,285 Class B ordinary shares convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment. These securities were excluded from diluted earnings per share because their issuance or conversion is contingent upon a future Business Combination or because their inclusion would be antidilutive, as applicable. As a result, diluted income (loss) per ordinary share is the same as basic income (loss) per ordinary share for the periods presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For the Year Ended June 30,
	2026
Particulars	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income per share:
Numerators:
Allocation of net income	94,986	277,159
	$94,986	$277,159
Denominators:
Weighted average shares outstanding	1,627,397	4,748,571
Basic and diluted net income (loss) per share	$0.06	$0.06

	For the Period from June 25, 2025 (inception) through June 30, 2025
Particulars	Redeemable Shares	Non-Redeemable Shares
Basic and diluted net income per share:
Numerators:
Less: Allocation of expenses	-	(6,665)
	$-	$(6,665)
Denominators:
Weighted average shares outstanding	-	4,714,285
Basic and diluted net income (loss) per share	$-	$(0.00)

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The initial fair value of the Over-Allotment Option liability was $40,500 and was determined using a Black-Scholes option-pricing model. The valuation incorporated assumptions regarding the fair value of the underlying Class A ordinary shares, the exercise price, the remaining contractual term of the option, expected volatility, the risk-free interest rate, and expected dividends. The Over-Allotment Option liability was classified within Level 3 of the fair value hierarchy because the valuation incorporated significant unobservable inputs. The Over-Allotment Option liability was subsequently remeasured at fair value at each reporting date and upon expiration, with changes in fair value recognized in earnings. Significant assumptions used in the valuation were as follows:

May 8, 2026
Probability of Initial Business Combination	45.0%
Expected Initial Business Combination Date	May 8, 2027
SPAC Volatility (1 year)	3.9%
Russell 2000 Equity Index Volatility	23.4%
Risk-free interest rate	4.06%
Expected term	6.0 years
Warrant expiration date	May 8, 2032
Common stock value	$8.42 per share

On June 22, 2026, the remaining Over-Allotment Option to purchase 500,000 additional Units expired unexercised. Accordingly, the Company derecognized the Over-Allotment Option liability and recognized a gain of $40,500 in the accompanying statement of operations for the year ended June 30, 2026. No Over-Allotment Option liability remained outstanding as of June 30, 2026.

Fair value as of July 1, 2025	$-
Initial Fair Value at May 8, 2026	40,500
Gain recognized upon expiration of the remaining Over-Allotment Option	(40,500)
Fair value as of June 30, 2026	$-

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2026, the Company had $840,520 in its operating bank account and $110,546,713 held in the Trust Account, which was maintained in an interest-bearing demand deposit account. The balances maintained in these accounts were in excess of the standard Federal Deposit Insurance Corporation insurance amount of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Accordingly, the Cayman Islands statutory income tax rate and the Company’s effective income tax rate were both 0.0% for the year ended June 30, 2026 and the period from June 25, 2025 (inception) through June 30, 2025, and the Company recorded no income tax provision for either period.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote in connection with certain amendments to the Company’s post-offering amended and restated memorandum and articles of association, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares results in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Gross proceeds	$110,000,000
Less: Proceeds allocated to public warrants and rights	(17,490,000)
Less: Issuance costs allocated to Class A ordinary shares subject to possible redemption	(1,451,169)
Add: Remeasurement of carrying value to redemption value	18,941,169
Class A ordinary shares subject to possible redemption, May 8, 2026	110,000,000
Plus: Subsequent measurement of Class A ordinary shares subject to possible redemption	546,613
Class A ordinary shares subject to possible redemption, June 30, 2026	$110,546,613

As of June 30, 2026, the Trust Account held $110,546,713, including an additional sponsor contribution of $100 that was not attributable to the Public Shares and was therefore excluded from the measurement of Class A ordinary shares subject to possible redemption. Accordingly, the carrying amount of Class A ordinary shares subject to possible redemption was $110,546,613 as of June 30, 2026.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the applicable guidance in FASB ASC Topic 815, “Derivatives and Hedging.” The Company evaluated the terms of the Public Warrants and Private Placement Warrants and determined that the warrants qualify for equity classification. Accordingly, the warrants were recorded as a component of shareholders’ equity at their assigned values on the issuance date and are not subsequently remeasured. As of June 30, 2026, 11,000,000 Public Warrants and 191,750 Private Placement Warrants were issued and outstanding. No Public Warrants or Private Placement Warrants were outstanding as of June 30, 2025.

Rights

The Company accounts for the Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the Private Placement in accordance with the applicable guidance in FASB ASC Topic 815, “Derivatives and Hedging.” The Company evaluated the terms of the Rights and determined that the Rights qualify for equity classification. Accordingly, the Rights were recorded as a component of shareholders’ equity at their assigned values on the issuance date and are not subsequently remeasured. As of June 30, 2026, 11,000,000 Public Rights and 191,750 Private Placement Rights were issued and outstanding. No Public Rights or Private Placement Rights were outstanding as of June 30, 2025.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3: INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units (including the underwriters’ partial Over-Allotment Option exercise of 1,000,000 Units) at a purchase price of $10.00 per Unit, generating gross proceeds of $110,000,000 to the Company. Upon the closing of the Initial Public Offering, $110,000,000, funded from the net proceeds of the Initial Public Offering and a portion of the proceeds from the sale of the Private Placement Units, was deposited into the Trust Account. Each Unit consists of one Class A ordinary share (“Public Share”), one redeemable warrant (“Public Warrant”) and one right (“Public Right”) to receive one-fourth (1/4th) of one Class A ordinary share upon consummation of the initial Business Combination. Each warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. No fractional rights will be issued upon separation of the Units and only whole rights will trade. The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 8, 2026, the underwriters purchased 1,000,000 additional Units through a partial exercise of their Over-Allotment Option. The remaining option to purchase 500,000 additional Units expired unexercised upon the expiration of the 45-day exercise period. (see Note 6).

NOTE 4: PRIVATE PLACEMENT

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

Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor or underwriter until 30 days after the completion of the initial Business Combination, except Transfers permitted (a) to officers, directors, advisors or consultants, any affiliate or family member of any of officers, directors, advisors or consultants, any members or partners of the Sponsor or their affiliates and funds and accounts advised by such members or partners, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement, in connection with an extension of the Completion Window or in connection with the consummation of a Business Combination at prices no greater than the price at which the shares or units were originally purchased; (f) pro rata distributions from the Sponsor to its respective members, partners or shareholders pursuant to the Sponsor’s limited liability company agreement or other charter documents; (g) by virtue of the laws of the Cayman Islands or the Sponsor’s limited liability company agreement upon dissolution of the Sponsor; (h) in the event of liquidation prior to the consummation of the initial Business Combination; (i) in the event that, subsequent to consummation of an initial Business Combination, the Company completes a liquidation, merger, amalgamation, share exchange or other similar transaction which results in all of shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property or (j) to a nominee or custodian of a person or entity to whom a transfer would be permissible under clauses (a) through (g); provided, however, that in the case of clauses (a) through (g) and clause (j) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

NOTE 5: RELATED PARTY TRANSACTIONS

Founder Shares

On July 22, 2025, the Sponsor purchased 2,957,143 Class B ordinary shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.008 per share, pursuant to a securities subscription agreement dated June 30, 2025. On February 25, 2026, the Company issued an additional 1,971,428 Class B ordinary shares to the Sponsor through a stock dividend for no additional consideration, such that the Sponsor now holds an aggregate of 4,928,571 Founder Shares at approximately $0.005 per share. Of the Founder Shares, 214,286 shares were forfeited upon expiration of the Over-Allotment Option.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except that:

●	the Founder Shares are subject to certain transfer restrictions; and

●	the Founder Shares are entitled to registration rights.

The Sponsor, officers and directors have entered into a letter agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of an initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with a shareholder vote to approve an amendment to a post-offering amended and restated memorandum and articles of association (a) to modify the substance or timing of the obligation to allow redemption in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company have not consummated an initial Business Combination within the Completion Window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the prescribed time frame; and (iv) vote any Founder Shares and Private Placement Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of an initial Business Combination.

Administrative Services Agreement

On May 6, 2026, the Company entered into an agreement commencing on the May 8, 2026 listing date of the Initial Public Offering to pay the Sponsor a total of up to $5,000 per month for office space and administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. An administrative fee of $9,167 was incurred during the year ended June 30, 2026, is included in general and administrative expenses in the accompanying statement of operations, and remained accrued in accrued expenses as of June 30, 2026 (none as of June 30, 2025).

Related Party Loans

On August 27, 2025, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”) with an aggregate principal amount of up to $300,000, which is non-interest-bearing. The principal of this note may be drawn down from time to time upon a written request from sponsor. The principal under the note was originally payable on the earlier of (i) December 31, 2025 and (ii) the consummation of the Initial Public Offering. On January 9, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) March 31, 2026 and (ii) the consummation of the Initial Public Offering. On April 23, 2026, the Company amended the Promissory Note such that the principal under the Promissory Note is payable on the earlier of (i) June 30, 2026 and (ii) the completion of the Initial Public Offering. The availability period under the promissory note expired and no amounts were drawn under the promissory note and, accordingly, there were no amounts outstanding as of June 30, 2026 and June 30, 2025. Amounts paid by the Sponsor and certain related parties on behalf of the Company, as described under “Due to Related Party” below, did not represent borrowings under the Promissory Note.

Due to Related Party

The Sponsor and certain related parties paid formation, operating and deferred offering costs on behalf of the Company. These amounts were due on demand and non-interest bearing. During the period from June 25, 2025 (inception) through May 8, 2026, the Sponsor and certain related parties paid $169,903 on behalf of the Company, of which $25,000 was paid in exchange for the issuance of the Founder Shares. The remaining balance of $144,903 was repaid upon the closing of the Initial Public Offering on May 8, 2026.

Upon the closing of the Initial Public Offering, the Company overpaid the Sponsor by $25,000, resulting in an amount due from the Sponsor. The Sponsor repaid the $25,000 to the Company on May 12, 2026. Accordingly, there were no amounts due to or due from the Sponsor as of June 30, 2026. As of June 30, 2025, the Company had $32,815 due to related parties.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (“Working Capital Loans”). Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender at the time of the Business Combination. The units would be identical to the Private Placement Units, with each right included in such units entitling the holder to receive one-fourth (1/4) of one Class A ordinary share upon consummation of the initial Business Combination. (“Working Capital Right”). If the Company does not complete an initial Business Combination, the Working Capital Loans would be repaid out of funds not held in the Trust Account, and only to the extent available. The terms of such Working Capital Loans by the Sponsor or its affiliates, or officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and June 30, 2025, no Working Capital Loans were outstanding.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, as well as the holders of the private units (and underlying securities) and any securities issued to the initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans, will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands to register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the end of the Lock-up period. The holders of a majority of the Private Placement Units (and underlying securities) and securities issued in payment of Working Capital Loans (or underlying securities) can elect to exercise these registration rights at any timeafter consummation of an initial Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of an initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 8, 2026, the underwriters purchased 1,000,000 additional Units through a partial exercise of their Over-Allotment Option. The remaining option to purchase 500,000 additional Units expired unexercised upon the expiration of the 45-day exercise period.

In connection with the partial exercise of the Over-Allotment Option, the Company and the underwriters entered into a Letter Agreement, dated as of May 8, 2026, pursuant to which the parties agreed that no incremental cash underwriting discount or deferred underwriting commission was payable in connection with the sale of the 1,000,000 Option Units through the partial exercise of the Over-Allotment Option. The underwriters received a cash underwriting discount of $600,000, equal to $0.06 per Unit based on the 10,000,000 base Units sold in the Initial Public Offering. In addition, the underwriters are entitled to a deferred underwriting commission of $600,000, equal to $0.06 per Unit based on the 10,000,000 base Units. Pursuant to the Letter Agreement, the deferred underwriting commission is payable from amounts held in the Trust Account solely upon consummation of the Company’s initial Business Combination. If the Company does not complete an initial Business Combination within the applicable Completion Window and liquidates, the underwriters will waive their right to receive the deferred underwriting commission, and no amount will be payable by the Company.

The Company recognized the $600,000 deferred underwriting commission upon completion of the Initial Public Offering as an offering cost and corresponding liability. As of June 30, 2026, deferred underwriting commissions of $600,000 were outstanding. The amount will either be paid from the Trust Account upon consummation of an initial Business Combination or waived if the Company liquidates without completing an initial Business Combination.

Additionally, the Company issued 40,000 Class A ordinary shares to the underwriters for nominal consideration at the closing of the Initial Public Offering as representative shares (the “Representative Shares”). These Representative Shares were issued to the underwriters regardless of the extent to which the over-allotment option was exercised. The Company accounted for these Representative Shares’ fair value as offering costs of the Initial Public Offering, subject to allocation as described in “Deferred Offering Costs” within Note 2. The Representative Shares are deemed to be underwriters’ compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110. In addition, the underwriters have agreed to (i) not transfer, assign or sell any such shares without the Company’s written consent until the completion of Company’s initial Business Combination, (ii) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination, and (iii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company does not complete the initial Business Combination within the Completion Window.

NOTE 7: SHAREHOLDERS’ EQUITY

Preference Shares - The Company is authorized to issue 10,000,000 preference shares, $0.0001 par value each, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and June 30, 2025, there were no preference shares issued or outstanding, respectively.

Class A Ordinary Shares - The Company is authorized to issue 480,000,000 Class A ordinary shares with $0.0001 par value each. As of June 30, 2026 and June 30, 2025, there were 231,750 and no Class A ordinary shares issued or outstanding, respectively, excluding 11,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares - The Company is authorized to issue 10,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and June 30, 2025, 4,714,285 and 4,928,571 Class B ordinary shares, respectively, were issued and outstanding.

Upon incorporation on June 25, 2025, the Company issued one Class B ordinary share (the “Initial Share”) to Forbes Hare Trust Company Limited, which was immediately transferred to the Sponsor. On July 22, 2025, the Initial Share was cancelled, and the Company issued 2,957,143 Founder Shares to the Sponsor. On February 25, 2026, the Company issued an additional 1,971,428 Class B ordinary shares to the Sponsor through a share dividend for no additional consideration, resulting in an aggregate of 4,928,571 Founder Shares outstanding. All share amounts presented give retroactive effect to the cancellation of the Initial Share and the issuance of the Founder Shares and share dividend.

Of the 4,928,571 Founder Shares initially outstanding, up to 642,857 shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters exercised their over-allotment option. Following the partial exercise of the Over-Allotment Option, 214,286 Founder Shares remained subject to forfeiture. Upon expiration of the remaining Over-Allotment Option on June 22, 2026, the 214,286 Founder Shares were forfeited to the Company for no consideration. Accordingly, 4,714,285 Founder Shares were issued and outstanding as of June 30, 2026.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Company’s initial business combination on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and similar transactions. In addition, the conversion ratio is subject to anti-dilution adjustments designed to ensure that the holders of the Founder Shares maintain ownership of 30% of the Company’s ordinary shares outstanding upon completion of the initial business combination (excluding certain shares and securities as provided in the Company’s governing documents). Prior to the completion of the initial business combination, holders of the Class B ordinary shares have the exclusive right to appoint and remove directors.

Warrants – Each Public Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Each unit issued in the Company’s initial public offering consisted of one Class A ordinary share and one redeemable Public Warrant. The Public Warrants become exercisable 30 days after the completion of the Company’s initial business combination, and expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise have been registered, qualified, or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis.” Notwithstanding the above, if the Class A ordinary shares are, at the time of any exercise of a warrant, not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Once the warrants become exercisable, the Company may redeem the Public Warrants

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three trading days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that they are not redeemable by the Company so long as they are held by the Sponsor or its permitted transferees and may be exercised on a cashless basis at the option of the holder.

The Company assessed the Public Warrants and Private Placement Warrants to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is a freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, the Public Warrants and Private Placement Warrants are classified in shareholders’ equity.

Rights - Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-fourth (1/4th) of one share upon consummation of the initial Business Combination. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fourth (1/4th) of one share underlying each right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with exchange of rights. Fractional shares will be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders must hold rights in multiples of four in order to receive whole class A ordinary shares upon consummation of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

The Company assessed the Public Rights, Private Placement Rights and Working Capital Rights to determine whether they should be classified as equity or liability instruments. This assessment was based on an evaluation of the specific terms of each instrument and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instrument is a freestanding financial instruments pursuant to ASC 480 meets the definition of a liability pursuant to ASC 480, and whether the instrument meets all of the requirements for equity classification under ASC 815, including whether the instrument is indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, the Public Rights, Private Placement Rights and Working Capital Rights are classified in shareholders’ equity.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metric, which include the following:

	As of June 30, 2026	As of June 30, 2025
Cash	$840,520	$-
Cash held in Trust Account	$110,546,713	$-

	For the year ended June 30, 2026	For the Period from June 25, 2025 (Inception) through June 30, 2025
General and administrative costs	$214,968	$6,665
Interest income earned on cash held in Trust Account	$546,613	$-

The key measures of segment profit or loss reviewed by the CODM are earnings on cash held in Trust Account (after consummation of the Initial Public Offering) and general and administrative costs. The CODM will review earnings on cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the required Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and the budget.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.